Form 10-Q
period 2009-06-30
Ready Welder Corp
filed 2009-08-21
CIK 1453114

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

Commission File No.  000-53549

Ready Welder Corporation.
(Name of Small Business Issuer in its Charter)

Delaware	91-1768085
(State of Incorporation)	(IRS Identification Number)

2259 Warmouth, San Pedro, California 90732
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (310) 548-3518

Indicate by a check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes                                  No

Indicate by a check mark whether the issuer is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    [     ]          Accelerated Filer    [     ]      Non-Accelerated Filer    [     ] Smaller Reporting Company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [   ] No [X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  7,510,400 as of June 30, 2009.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

READY WELDER CORPORATION
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2009 (unaudited), December 31, 2008	F-2

Statements of Operations for the six months ended June 30, 2009	F-3
and 2008 (unaudited) and for the three months ended June 30, 2009 and and 2008 (unaudited)

Statements of Changes in Stockholders’ Equity (Deficiency) for the six	F-4
months ended June 30, 2009 (unaudited)

Statements of Cash Flows for the six months ended June 30, 2009	F-5
and 2008 (unaudited)

Notes to Financial Statements	F-6

READY WELDER CORPORATION
Balance Sheets

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$99,812	$421,596
Marketable equity securities	-	-
Accounts receivable, net of allowance for doubtful
accounts of $500 and $500, respectively	20,028	19,245
Inventory	350,540	365,914
Receivables from related parties	59,656	25,000
Prepaid expenses	5,428	3,900

Total current assets	535,464	835,655

Property and equipment, net	23,511	26,827

Other assets:
Patent costs, net	25,995	27,746
Deposits	2,900	2,900

Total other assets	28,895	30,646

Total assets	$587,870	$893,128

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Note payable to related party	$-	$2,017,273
Accounts payable	733	6,631
Accrued expenses payable	5,163	75,292

Total current liabilities	5,896	2,099,196

Other liabilities	-	-

Total liabilities	5,896	2,099,196

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; authorized
10,000,000 shares, issued and outstanding 850,000
and 0 shares, repectively	85	-
Common stock, $.0001 par value; authorized
40,000,000 shares, issued and outstanding 7,510,400
and 3,009,300 shares, respectively	751	301
Additional paid-in capital	2,033,868	58,853
Deficit	(1,452,730)	(1,265,222)

Total stockholders' equity (deficiency)	581,974	(1,206,068)

Total liabilities and stockholders' equity (deficiency)	$587,870	$893,128

See notes to financial statements.

READY WELDER CORPORATION
Statements of Operations

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$197,248	$1,033,084	$84,617	$579,352

Cost of sales	136,884	448,565	63,015	247,620

Gross profit	60,364	584,519	21,602	331,732

Selling, general and administrative
expenses	196,036	163,726	80,395	105,781

Income (loss) from operations	(135,672)	420,793	(58,793)	225,951

Interest income	2,504	-	(231)	(452)
Interest expense	(53,540)	(102,248)	-	(43,851)
Gain (loss) on marketable equity securities	-	(13,856)	-	35,532

Income (loss) before income taxes	(186,708)	304,689	(59,024)	217,180

Income taxes (benefit)	800	21,000	-	15,000

Net income (loss)	$(187,508)	$283,689	$(59,024)	$202,180

Net income (loss) per common share -
basic and diluted	$(0.04)	$0.09	$(0.02)	$0.07

Weighted average number of common
shares outstanding - basic and diluted	5,260,308	3,000,000	3,010,308	3,000,000

See notes to financial statements.

READY WELDER CORPORATION
Statements of Changes in Stockholders' Equity (Deficiency)

							Total
	Preferred Stock,		Common Stock,		Additional		Stockholders'
	$0.0001 par value		$.0001 par value		Paid-in		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, December 31, 2008	-	-	3,009,300	$301	$58,853	$(1,265,222)	$(1,206,068)

Unaudited:

Sales of shares in
private placement	-	-	1,100		550	-	550

Conversion of debt to stock	850,000	85	4,500,000	450	1,974,465		1,975,000

Net income (loss)	-	-	-	-	-	(187,508)	(187,508)

Balances, June 30, 2009	850,000	$85	7,510,400	$751	$2,033,868	$(1,452,730)	$581,974

See notes to financial statements.

READY WELDER CORPORATION
Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(187,508)	$283,689
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization	6,092	12,117
Changes in operating assets and liabilities:
Marketable equity securities	-	(354,161)
Accounts receivable, net	(783)	85,317
Inventory	15,374	(55,541)
Prepaid expenses and deposits	(1,528)	(3,982)
Accounts payable	(5,898)	29,049
Accrued expenses payable	(70,129)	20,819

Net cash provided by (used in)
operating activities	(244,380)	17,307

Cash flows from investing activities:
Decrease (increase) in receivables from
related parties	(34,656)	-
Purchases of property and equipment	(1,025)	(8,339)
Additions to patent costs	-	(321)

Net cash used in investing activities	(35,681)	(8,660)

Cash flows from financing activities:
Proceeds from borrowings	-	263,048
Repayment of borrowings	(42,273)	(20,000)
Sales of shares of common stock	550	-

Net cash provided by (used in)
financing activities	(41,723)	243,048

Increase (decrease) in cash and cash equivalents	(321,784)	251,695

Cash and cash equivalents, beginning of period	421,596	12,236

Cash and cash equivalents, end of period	$99,812	$263,931

Supplemental disclosures of cash flow information

Interest paid	$53,071	$166,554

Income taxes paid	$74,949	$800

Noncash financing activities:

Conversion of note payable to related party to
preferred and common stock	$1,975,000	$-

See notes to financial statements.

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

Ready Welder Corporation (the “Company”) was incorporated in Delaware on January 7, 1997.  The Company manufactures and sells portable welder kits.

The unaudited condensed financial statements as of June 30, 2009 and for the three and six months ended June 3, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the six months ended June 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet as December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited condensed financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10 filed July 29, 2009.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

NOTE 2 – MARKETABLE EQUITY SECURITIES

Effective September 30, 2008, the Company transferred its marketable equity securities ($469,635 fair value at September 30, 2008) and the related margin account debt ($310,853 at September 30, 2008) to its majority stockholder in exchange for a $158,782 reduction to the note payable balance due the majority stockholder.  For the year ended December 31, 2008, net realized losses were $260,066 and net unrealized gains were $92,534.

For the six months ended June 30, 2008 (unaudited), net realized losses were $63,292, and net unrealized gains were $49,436.

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2009
(Unaudited)

NOTE 3 – INVENTORY

Inventory consists of:	June 30,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$336,766	$288,758
Finished goods	13,774	77,156
Total	$350,540	$365,914

NOTE 4 – RECEIVABLES FROM RELATED PARTIES

Receivables from related parties consist of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Receivable from chief executive officer, interest at 0%, due on demand	$59,656	$-
Receivable from director and son of chief executive officer	-	25,000

Total	$59,656	$25,000

The $25,000 note receivable from related party at December 31, 2008 was due from the son of the Company’s chief executive officer.  The note, which was non-interest bearing and due December 29, 2009, was collected in the three months ended March 31, 2009 (unaudited).

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2009
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Molds and tooling	$280,579	$279,554
Machinery and equipment	43,756	43,756
Office equipment	39,043	39,043
Leasehold improvements	3,282	3,282

Total	366,660	365,635

Less accumulated depreciation	(343,149)	(338,808)

Property and equipment, net	$23,511	$26,827

Depreciation expense for the six months ended June 30, 2009 and 2008 (unaudited) was $4,341 and $10,319, respectively.

NOTE 6 – PATENT COSTS, NET

Patent costs, net, consist of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Patent costs	$66,990	$66,990
Less accumulated amortization	(40,995)	(39,244)
Patent costs, net	$25,995	$27,746

For the six months ended June 30, 2009 and 2008 (unaudited), amortization expense was $1,751 and $1,798, respectively.  Estimated amortization expense for each of the Company’s five succeeding fiscal years ending December 31, 2014 is $3,502.

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2009
(Unaudited)

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

The note payable to related party at December 31, 2008 was due to the Company’s majority stockholder, a trust controlled by the Company’s chief executive officer.  The note beared interest at 8% and was due on demand or no later than December 31, 2009.  In exchange for preferred and common stock, $1,975,000 of the note payable was paid down on April 1, 2009 (see Note 8). The remaining $11,854 balance was repaid in April 2009.

NOTE 8 – STOCKHOLDERS’ EQUITY

On May 20, 2008, the Company amended its certificate of incorporation to change its authorized capital to 10,000,000 shares of preferred stock, $.0001 par value, and 40,000,000 shares of common stock, $.0001 par value.

On July 5, 2008, the Company effectuated a forward stock split of 2,000 for 1 (increasing the issued and outstanding shares of common stock from 1,500 to 3,000,000).  All references to shares and per share amounts in the accompanying financial statements have been restated to retroactively reflect this stock split.

From August to December 2008, the Company sold a total of 9,300 shares of common stock to investors at $0.50 per share for gross proceeds of $4,650.

In January 2009, the Company sold a total of 1,100 shares of common stock to investors at $0.50 per share for gross proceeds of $550.

On April 1, 2009, the Company issued 4,500,000 shares of its common stock and 850,000 shares of its preferred stock (each share of preferred stock is to have ten votes) to its majority stockholder in exchange for a $1,975,000 reduction of the Company’s note payable to its majority stockholder.

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2009
(Unaudited)

NOTE 9 - INCOME TAXES (BENEFIT)

The provisions for income taxes consist of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	800	21,000	-	15,000
Deferred	-	-	-	-

Total	$800	$21,000	$-	$15,000

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before income taxes.  The sources and tax effects of the difference are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Expected tax at 35%	$(65,348)	$106,641	$(20,658)	$76,013
Expected state income taxes, net	(9,335)	15,234	(2,951)	10,859
Change in valuation allowance	90,005	(125,390)	17,578	(97,834)
Other, net	(14,522)	(24,515)	6,031	25,962
Provision for income taxes (benefit)	$800	$21,000	$-	$15,000

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2009
(Unaudited)

NOTE 9 - INCOME TAXES (BENEFIT) (CONTINUED)

Deferred income taxes consist of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Net operating loss carryforwards	$402,000	$240,000
Capital loss carryforwards and
unrealized capital losses	120,901	120,901
Accrued interest to related party	-	74,124
Other	51	(2,078)

Total	522,952	432,947

Less valuation allowance	(522,952)	(432,947)
Deferred income taxes - net	$-	$-

As of December 31, 2008, the Company had net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards total approximately $600,000 and expire in varying amounts from year 2022 to year 2026.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $522,952 attributable to the future utilization of the net operating loss carryforwards and other timing differences as of June 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Wilmington, California under a lease agreement providing for monthly rentals of $3,000.  The lease expires October 1, 2009 and the Company has an option to extend the term for an additional two years at a mutually agreeable rental rate.  For the six months ended June 30, 2009 and 2008 (unaudited), rent expense was $18,000 and $17,400, respectively.

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2009
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Compensation arrangements with executive officers  –  During the periods presented, the Company had one executive officer.  This individual, who controls a trust which is the Company’s majority stockholder, was not paid or accrued any compensation during the periods presented.  The Company and this executive officer have not entered into any employment agreement or compensation arrangement.

NOTE 11 – SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2009 and 2008 (unaudited), one customer accounted for 11% and 79%, respectively, of net sales.

For the six months ended June 30, 2009 (unaudited), there were two other customers that accounted for 40% and 35% of net sales, respectively.  For the six months ended June 30, 2008 (unaudited), there were two other customers that accounted for 9% and 8% of net sales.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2009 and our results of operations for the three months ended June 30, 2008 and 2009. The following discussion should be read in conjunction with the financial statements for such periods.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or out industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated and prepared in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

As used in this quarterly report, the term "RWCRWC" means Ready Welder Corporation The terms, the “Company”, “we”, “us”, “our” means Hotel Outsource Management International, Inc and its subsidiaries, unless otherwise indicated.

Critical Accounting Policies and Estimates

In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement the Company’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenues from product sales derived from the sale of welders which we manufacture.

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred.  Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectibility criteria is satisfied through credit approvals.  Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale.  The Company has no obligation to accept the return of products sold other than for replacement of damaged products.  Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

Our payment terms are normally net 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of June 30, 2009, our balance sheet included $23,511 of fixed assets, net and $25,955 of patent costs, net.

Overview of Company

Ready Welder Corporation was incorporated pursuant to the laws of Delaware in 1997 to engage in the manufacture of portable welders. Our main product is the Ready Welder II but we have created additional models over the past five years. In 1998, we received a United States patent on the design of the Ready Welder II (“Ready Welder II”) welders and in 2002 we received a Canadian patent for the design of the Ready Welder II. We have been manufacturing welders since 1997. Our products have been approved for use by the European Union.

Our Welders

RWC has been manufacturing its Ready Welder II since 1997.

The Ready Welder II is a compact battery powered MIG (metal inert gas) welder. An MIG welder utilizes a welding process in which electrode wire and a non-oxygen-carrying (or inert) gas are fed through a welding gun. It was one of the first battery powered portable welders in the United States.

Features of the Ready Welder II

•	Portability – the Ready Welder, in its case, is light enough to be hand carried;

•	Power – This MIG Welder can be powered by batteries, or by AC current when connected to a welding machine.

•	Amperage Range – The Ready Welder welds very thin metals using a 12 and a 6 volt battery, (18 volts) or very thick metals with 36 volts DC, (three 12 volt batteries).

•
Versatility – welds steel, stainless steel, aluminum, or any weld-able metal or alloy; in addition, it can be used as a spool gun or as a stand alone welder. A spool gun is a machine that unreels electrode wire.

•	Economy – designed to have the following features: user friendly, quick setup time, economical to use, low purchase cost.

•	Uniqueness – the patented design and patented circuitry make it a unique product which fills a previously unmet need, worldwide.

Different Models

We currently manufacture five different models of the Ready Welder II. Each model has an identical spool gun, which is the device that holds the spool of welding wire within the welding gun, but the contents of the accessories and connection types may vary.

Model 10000

This welder must be connected to a battery to work.  This model is most frequently used by repairmen, maintenance workers, 4x4 off-road enthusiasts, ranchers, boaters, agricultural industry and anyone primarily using batteries as the power source.

The Model 10000 is designed to make welding jobs in remote locations easy, portable and quick. This model will run off any 18, 24 and 36 volt battery combination.

Model 10000 ADP

It is the same as Model 10000 but with an additional AC to DC power converter. The Model 10000 ADP is designed to be operated in short intervals and to be highly portable. The Model 10000 ADP has been designed to be used for making “in field repairs” such as repair of farm or construction equipment. It is provided with a special high impact plastic carrying case to enhance portability. It is most frequently acquired by companies or individuals involved with maintenance, facilities/public works, construction companies, repairmen, maintenance workers, ranchers and the agricultural industry.

Our Model 10000ADP is the original Ready Welder II.

Model 10250

This model has a spool gun that attaches to welding machines which already have a built in wire or clamp. Like the Model 10000 ADP, the Model 10250 has an AC to DC power converter. These welders are used by casual welders. The primary intention is to use the Model 10250 as a spool gun attachment to the welding machines which produce direct current while being plugged into an AC socket. The Model 10250 will connect to all DC output welders as well as batteries. This model is primarily used by welders wanting a spool gun attachment to their engine drives, MIG machines and stick machines. A stick machine is a welder that, instead of electrode wire, has a hard rod or stick that carries direct electric current. The Model 10250 may be used by welders that have engine drives or those that weld aluminum in a shop connected to a MIG or Stick machine. The Model 10250 is about 1/3 of the cost of most other manufacturers' spool guns.

Model 100000 – CS

This welder is cabled best for battery operation. It features a cold switch, which means when the trigger is released, the spool gun goes cold. The purpose of this is to ensure that the welder does not function unless someone is pulling the trigger. The Model II 10000-CS has been designed at the suggestion of several US Naval officers who liked the Ready Welder, but because US Navy ships are all grounded, it could only be used on a Navy Vessel with a built-in cold switch. The “switch” is placed in the power cable and interrupts the flow of power to the welding gun by being turned off and on as needed.

The ground cable is attached to the red dual quick disconnect connectors which is intended to make welding jobs in remote locations easy, portable and quick. This model will run off any or all of the following: 18, 24 & 36 volt battery combinations, connected in series depending on the application and material to be welded.

The Model 10000 – CS is used by ocean going vehicles.

Model 10000 MDP – CS

The model is specifically designed for military use. It contains a NATO slave plug, which is a device that allows a simple connection to most military-type vehicles that are equipped with a NATO style power port. This plug allows the Model 10000 MDP – CS to be connected to the NATO style power port to avoid having to manually connect the Ready Welder power leads independently. This power producer plugs into a receptacle found in the dashboard of all maintenance vehicles used by the U.S. Army and in Military maintenance trucks used by most other NATO countries. This model can also be used for ships and aircraft carriers.

Markets

While in 2007 and 2008 the majority of our revenues were derived from sales to the military, we also sell our welders to the agriculture industry, railroads, hobbyists, fishing and marine industry, fabricators and off road enthusiasts.  As a result of the cancellation of the contract our distributor had with the U.S. Military, our revenues decreased 81% in the six months ended June 30, 2009 compared to 2008.  We have recently hired a new marketing director who is seeking new customers and markets for our welders.

Military Use

Based on his experience as a soldier in World War II, Dr. Theodore Holstein, President and Chief Executive Officer of RWC, decided that in order to repair field damage of metal parts, the military needed a welder that was lightweight, and hand-portable with its own portable power. Ideally it would be a MIG type welder which was  powerful and easy to operate, so that any mechanically inclined person could readily learn to operate it, and still do a good enough job so that a vehicle or even a tank could be repaired, and  make it back to its base on its own power.

In 1993, our engineers set out to create this type of welder and completed research and development. In 1997 the Ready Welder II was created and came on the market for the first time.

Several years ago, we learned that to use the Ready Welder on a U.S. Navy vessel, it would have to be equipped with a switch that turns the power off when the trigger is released. We sought to create a welder that would fit that description, and after additional research and development, we created a new Model 10000-MDP-CS which fulfills this function. We began taking orders for shipment in May 2004. This switch is essential on ocean going vessels, which are usually electrically grounded. Some countries, for example, Canada, and some European Countries require these switches on certain types of welding equipment.

The Ready Welder II Model 10000-MDP is most frequently bought and used by military branches including the United States Coast Guard, as well as by military organizations worldwide. This model includes a NATO Slave Plug enabling the user to weld off of most military vehicles or maintenance trucks with their 24 volt battery system. This model comes in a durable, “Heavy Duty Storm Case” that is airtight and waterproof. The case also includes our AC to DC Power Converter, essential spare parts and other welding consumables, long extension cables, and other accessories. The Ready Welder has been tested, passed and approved by the United States Army and the United States Air Force.

In both 2007 and 2008, sales to the United States Military accounted for 77% and 78% of our annual revenues, respectively. As a result, we were substantially dependent on these sales to the US Military which arose from one of our distributors.  However, in the first quarter of 2009, the contract between the U.S. Military and the distributor was terminated.  As a result, our sales decreased 81% from the first six months of 2008 compared to the first six months of 2009.

COSTS AND EXPENSES

Costs and expenses incurred in our operations are generally as follows, but can vary depending on the circumstances and the nature and terms of specific agreements with customers:

(1)	The manufacturing of the handheld welders;

(2)	The purchase of the components of the welders. We purchase these products from various vendors;

(3)	Labor costs relating to the manufacture of our welders;

(4)	General and Administrative, and Marketing expenses;

(5)	Finance expenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008.

REVENUES

For the three months ended June 30, 2009 and 2008, RWC had revenues of $ 84,617 and $579,352, respectively, a decrease of $494,735 or 85%. These revenues arise primarily from the sale of hand-held welders which we manufacture.

The decrease in sales is due to the cancellation of a contract between one of our distributors and the United States Military in the first quarter of 2009.  Prior to the cancellation, most of our sales were generated through that contract.

Revenue for the three months ended June 30, 2008, includes revenues from the sale of welders pursuant to the contract between our distributor and the United States Military, while revenue for the three months ended June 30, 2009 does not.

For the three months ended June 30, 2009, our two largest customers accounted for approximately 94% of our total revenues.  During the same period of 2008, our largest customer comprised 81% of our total revenues.

GROSS PROFIT

Gross profit decreased from $331,732 for the three months ended June 30, 2008 to $21,602, for the three months ended June 30, 2009, a decrease of $310,130.

The decrease in gross profit is directly related to the decrease in revenues. Gross profit margin decreased from 57% to 26%.

The decrease in Gross Profit margin is mainly due to the reduced absorption of fixed manufacturing overhead costs in 2009.

COST OF SALES

Cost of Sales for the three months ended June 30, 2008 and 2009 were $247,620 and $63,015, respectively, a decrease of $184,605 or 75%.

This decrease in cost of revenues is mainly due to lower sales in 2009.

OPERATING EXPENSES

Selling, General and Administrative expenses decreased from $105,781 for the three months ended June 30, 2008 to $80,395 for the three months ended June 30, 2009, or by 24%.  As a percentage of revenues, selling, general and administrative expenses increased from 18% to 95%.

FINANCIAL INCOME (EXPENSES)

For the three months ended June 30, 2009 and 2008, interest expense was $0 and $43,851, respectively.  In addition, for the three months ended June 30, 2009 and 2008, gain on marketable equity securities were $0 and $35,532, respectively.

NET INCOME (LOSS)

As a result of the above, for the three months ended June 30, 2009 we experienced a net loss of $(59,024) and for the three months ended June 30, 2008, we had net income of $202,180.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008.

REVENUES

For the six months ended June 30, 2009 and 2008, RWC had revenues of $197,248 and $1,033,084, respectively, a decrease of $835,836 or 81%.

The decrease in revenues is mainly due to the cancellation of a contract between one of our distributors and the United States Military.  Prior to the cancellation, the majority of our sales resulted from this contract.  Revenue for the six months ended June 30, 2008 includes revenues derived from this contract, while revenue for the six months ended June 30, 2009 from this contract was minimal.

For the six months ended June 30, 2009, our three largest customers accounted for approximately 86% of our total revenues.  For the six months ended June 30, 2008, our three largest customers accounted for approximately 95%.  For the six months ended June 2008, our largest customer accounted for 78% of our revenues.  For the six months ended June 30, 2009, after the cancellation of the contract between our distributor and the United States Military, that customer accounted for 11% of our revenues.

GROSS PROFIT

Gross profit decreased from $584,519 for the six months ended June 30, 2008 to $60,364 for the six months ended June 30, 2009, a decrease of $524,155. Gross profit margin decreased from 57% to 31%

The decrease in Gross Profit is a result of the decrease in our sales.

The decrease in Gross Profit margin is mainly due to the reduced absorption of fixed manufacturing overhead costs in 2009.

COSTS OF SALES

Cost of Sales for the six months ended June 30, 2009 and 2008 were $136,884 and $448,565, respectively, a decrease of $311,681 or 69%.  The decrease in cost of sales is mainly due to the decrease in revenues.

OPERATING EXPENSES

Selling General and Administrative expenses increased from $163,726 for the six months ended June 30, 2008 to $196,036 for the six months ended June 30 2009, an increase of $32,310, or 20%. As a percentage of revenues, selling, general and administrative expenses increased from 16% to 99%.

This is primarily due to the fact that our revenues decreased greatly, while our fixed costs remained constant.

FINANCIAL INCOME (EXPENSES)

For the six months ended June 30, 2009 and 2008, we had interest (expense) of $(53,540) and $(102,248), respectively, a decrease of $48,708.  The decrease is due to the conversion to equity of $1,975,000 in debt effective April 1, 2009.

NET INCOME (LOSS)

As a result of the above, for the six months ended June 30, 2009 we experienced a net loss of $187,508, and for the six months ended June 30, 2008, we had net income of $283,689.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2009 of $1,452,730. During the six months ended June 30, 2009, we had net loss of $187,508.

Our financing activities resulted in a net use of cash of $41,723 during the six months ended June 30, 2009, and during the six months ended June 30, 2008, financing activities provided cash in the amount of $243,048.  On June 30, 2009, we had no long term liabilities and current liabilities of $5,896, which are mainly comprised of accrued expenses payable.

Management believes that the Company has sufficient capital for ongoing operation for the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

RWC has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3.	QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

Item 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2009.

(b)           Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that the benefits of a control system must be considered relative to its cost. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended June 30, 2009, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 2009.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31. 1	Certification of RWC’s President and RWC’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of RWC’s President and RWC’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY WELDER CORPORATION

Dated: August 20, 2009	By:	/s/Theodore Holstein
	Name:	Theodore Holstein, M.D.
	Title:	President