Form 10-Q
period 2009-09-30
Ready Welder Corp
filed 2009-11-16
CIK 1453114

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

(X) Yes                                  No

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  7,510,400 as of September 30, 2009.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

READY WELDER CORPORATION
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	F-2

Statements of Operations for the nine months ended September 30, 2009 and 2008 (unaudited) and for the three months ended September 30, 2009 and
and 2008 (unaudited)	F-3

Statement of Changes in Stockholders’ Equity (Deficiency) for the nine
months ended September 30, 2009 (unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2009
and 2008 (unaudited)	F-5

Notes to Financial Statements	F-6

READY WELDER CORPORATION
Balance Sheets

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$147,723	$421,596
Accounts receivable, net of allowance for doubtful
accounts of $500 and $500, respectively	65,778	19,245
Inventory	328,803	365,914
Note receivable from related party	-	25,000
Prepaid expenses	4,561	3,900

Total current assets	546,865	835,655

Property and equipment, net	21,356	26,827

Other assets:
Patent costs, net	24,838	27,746
Deposits	2,900	2,900

Total other assets	27,738	30,646

Total assets	$595,959	$893,128

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Debt	$6,815	$-
Note payable to related party	1,339	2,017,273
Accounts payable	1,798	6,631
Accrued expenses payable	5,060	75,292

Total current liabilities	15,012	2,099,196

Other liabilities	-	-

Total liabilities	15,012	2,099,196

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; authorized
10,000,000 shares, issued and outstanding 850,000
and 0 shares, respectively	85	-
Common stock, $.0001 par value; authorized
40,000,000 shares, issued and outstanding 7,510,400
and 3,009,300 shares, respectively	751	301
Additional paid-in capital	2,033,868	58,853
Deficit	(1,453,757)	(1,265,222)

Total stockholders' equity (deficiency)	580,947	(1,206,068)

Total liabilities and stockholders' equity (deficiency)	$595,959	$893,128

See notes to financial statements.

READY WELDER CORPORATION
Statements of Operations

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$370,664	$1,638,556	$173,416	$605,472

Cost of sales	228,622	727,999	91,738	279,434

Gross profit	142,042	910,557	81,678	326,038

Selling, general and administrative
expenses	279,771	224,195	83,735	60,469

Income (loss) from operations	(137,729)	686,362	(2,057)	265,569

Interest income	2,897	865	393	865
Interest expense	(52,903)	(143,477)	637	(41,229)
Gain (loss) on marketable equity securities	-	(167,532)	-	(153,676)

Income (loss) before income taxes	(187,735)	376,218	(1,027)	71,529

Income taxes (benefit)	800	-	-	(21,000)

Net income (loss)	$(188,535)	$376,218	$(1,027)	$92,529

Net income (loss) per share -
basic and diluted	$(0.03)	$0.13	$(0.00)	$0.03

Weighted average number of shares
outstanding - basic and diluted	6,010,339	3,000,611	7,510,400	3,002,750

See notes to financial statements.

READY WELDER CORPORATION
Statement of Changes in Stockholders' Equity (Deficiency)

							Total
	Preferred Stock,		Common Stock,		Additional		Stockholders'
	$.0001 par value		$.0001 par value		Paid-in		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, December 31, 2008	-	-	3,009,300	$301	$58,853	$(1,265,222)	$(1,206,068)

Unaudited:

Sales of shares in
private placement	-	-	1,100	-	550	-	550

Conversion of debt to stock	850,000	85	4,500,000	450	1,974,465		1,975,000

Net income (loss)	-	-	-	-	-	(188,535)	(188,535)

Balances, September 30, 2009	850,000	$85	7,510,400	$751	$2,033,868	$(1,453,757)	$580,947

See notes to financial statements.

READY WELDER CORPORATION
Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(188,535)	$376,218
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	9,083	11,491
Changes in operating assets and liabilities:
Marketable equity securities	-	215,501
Accounts receivable, net	(46,533)	88,442
Inventory	37,111	(64,424)
Prepaid expenses and deposits	(661)	(1,082)
Accounts payable	(4,833)	15,274
Accrued expenses payable	(70,232)	(160)

Net cash provided by (used in)
operating activities	(264,600)	641,260

Cash flows from investing activities:
Decrease in note receivable from related party	25,000	-
Purchases of property and equipment	(1,025)	(9,339)
Patent costs	321	(321)

Net cash provided by (used in)
investing activities	24,296	(9,660)

Cash flows from financing activities:
Proceeds from borrowings	176,814	-
Repayment of borrowings	(210,933)	(157,163)
Sales of shares of common stock	550	2,750

Net cash used in financing activites	(33,569)	(154,413)

Increase (decrease) in cash and cash equivalents	(273,873)	477,187

Cash and cash equivalents, beginning of period	421,596	12,236

	$147,723	$489,423

Supplemental disclosures of cash flow information

Interest paid	$55,859	$182,873

Income taxes paid	$74,949	$-

Noncash financing activities:

Conversion of note payable to related party to
preferred and common stock	$1,975,000	$-

See notes to financial statements.

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

Ready Welder Corporation (the “Company”) was incorporated in Delaware on January 7, 1997.  The Company manufactures and sells portable welder kits.

The unaudited condensed financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the nine months ended September 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine month period ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date.

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

The financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2009, the Company had cash and cash equivalents of $147,723.  For the nine months ended September 30, 2009, the Company incurred a net loss of $188,535.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is seeking additional financing and is increasing its marketing efforts to generate profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 – MARKETABLE EQUITY SECURITIES (CONTINUED)

For the nine months ended September 30, 2008 (unaudited), net realized losses were $260,066 and net unrealized gains were $92,534.

NOTE 3 – INVENTORY

Inventory consists of:	September 30,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$302,499	$288,758
Finished goods	26,304	77,156
Total	$328,803	$365,914

NOTE 4 – NOTE RECEIVABLE FROM RELATED PARTY

The $25,000 note receivable from related party at December 31, 2008 was due from the son of the Company’s chief executive officer.  The note, which was non-interest bearing and due December 29, 2009, was collected in the three months ended March 31, 2009 (unaudited).

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Molds and tooling	$280,579	$279,554
Machinery and equipment	43,756	43,756
Office equipment	39,043	39,043
Leasehold improvements	3,282	3,282

Total	366,660	365,635

Less accumulated depreciation	(345,304)	(338,808)

Property and equipment, net	$21,356	$26,827

Depreciation expense for the nine months ended September 30, 2009 and 2008 (unaudited) was $6,496 and $8,864, respectively.

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 6 – PATENT COSTS, NET

Patent costs, net, consist of:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Patent costs	$66,669	$66,990
Less accumulated amortization	(41,831)	(39,244)
Patent costs, net	$24,838	$27,746

For the nine months ended September 30, 2009 and 2008 (unaudited), amortization expense was $2,587 and $2,627, respectively.  Estimated amortization expense for each of the Company’s five succeeding fiscal years ending December 31, 2014 is $3,480.

NOTE 7 - DEBT

The debt of $6,815 at September 30, 2009 represents the amount due the Company’s bank under a $100,000 revolving credit line.  The debt bears interest payable monthly at prime rate plus 3.75% and is guaranteed by the Company’s chief executive officer.

NOTE 8 – NOTE PAYABLE TO RELATED PARTY

The note payable to related party at December 31, 2008 was due to the Company’s majority stockholder, a trust controlled by the Company’s chief executive officer.  The note beared interest at 8% and was due on demand or no later than December 31, 2009.  In exchange for preferred and common stock, $1,975,000 of the note payable was paid down on April 1, 2009 (see Note 9). The remaining $11,854 balance was repaid in April 2009.  Additional funds were loaned to the Company under the same terms in July and September 2009.  The Company made one payment in September 2009, reducing the balance owed to $1,339 at September 30, 2009.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 10 - INCOME TAXES (BENEFIT)

The provisions for income taxes consist of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	800	-	-	(21,000)
Deferred	-	-	-	-

Total	$800	$-	$-	$(21,000)

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 10 - INCOME TAXES (BENEFIT) (CONTINUED)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before income taxes.  The sources and tax effects of the difference are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Expected tax at 35%	$(65,707)	$131,676	$(359)	$25,035
Expected state income taxes, net	(9,387)	18,811	(52)	3,577
Change in valuation allowance	89,970	(150,487)	(35)	(25,097)
Other, net	(14,076)	-	446	(24,515)
Provision for income taxes (benefit)	$800	$-	$-	$(21,000)

Deferred income taxes consist of:
	September 30,	December 31,
	2009	2008
	(Unaudited)
Net operating loss carryforwards	$402,000	$240,000
Capital loss carryforwards and
unrealized capital losses	120,901	120,901
Accrued interest to related party	24	74,124
Other	(8)	(2,078)

Total	522,917	432,947

Less valuation allowance	(522,917)	(432,947)
Deferred income taxes - net	$-	$-

As of December 31, 2008, the Company had net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards total approximately $600,000 and expire in varying amounts from year 2022 to year 2026.

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 10 - INCOME TAXES (BENEFIT) (CONTINUED)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $522,917 attributable to the future utilization of the net operating loss carryforwards and other timing differences as of September 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Wilmington, California under a lease agreement providing for monthly rentals of $3,000.  The lease expired October 1, 2009 and the Company notified the lessor of its intent to exercise its option to extend the term for an additional two years at a mutually agreeable rental rate.  For the nine months ended September 30, 2009 and 2008 (unaudited), rent expense was $27,000 and $26,100, respectively.

Compensation arrangements with executive officers – During the periods presented, the Company had one executive officer.  This individual, who controls a trust which is the Company’s majority stockholder, was not paid or accrued any compensation during the periods presented.  The Company and this executive officer have not entered into any employment agreement or compensation arrangement.

NOTE 12 – SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2009 and 2008 (unaudited), one customer accounted for 6% and 78%, respectively, of net sales.

For the nine months ended September 30, 2009 (unaudited), there were two other customers that accounted for 61% and 26% of net sales, respectively.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2009 and our results of operations for the three and nine months ended September 30, 2008 and 2009. The following discussion should be read in conjunction with the financial statements for such periods.

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

As used in this quarterly report, the terms "RWC," the “Company”, “we”, “us”, “our” mean Ready Welder Corporation, unless otherwise indicated.

Critical Accounting Policies and Estimates

In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement the Company’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

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

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of September 30, 2009, our balance sheet included $21,356 of fixed assets, net and $24,838 of patent costs, net.

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

Markets

While in 2007 and 2008 the majority of our revenues were derived from sales to the military, we also sell our welders to the agriculture industry, railroads, hobbyists, fishing and marine industry, fabricators and off road enthusiasts.  As a result of the cancellation of the contract our distributor had with the U.S. Military, our revenues decreased 77% in the nine months ended September 30, 2009 compared to 2008.  We have recently hired a new marketing director who is seeking new customers and markets for our welders.

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

In both 2007 and 2008, sales to the United States Military accounted for 77% and 78% of our annual revenues, respectively. As a result, we were substantially dependent on these sales to the US Military which arose from one of our distributors.  However, in the first quarter of 2009, the contract between the U.S. Military and the distributor was terminated.  As a result, our sales decreased 77% from the first nine months of 2008 compared to the first nine months of 2009.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008.

REVENUES

For the three months ended September 30, 2009 and 2008, RWC had revenues of $ 173,416 and $605,472, respectively, a decrease of $432,056 or 71.4%. These revenues arise primarily from the sale of hand-held welders which we manufacture.

The decrease in sales is due to the cancellation of a contract between one of our distributors and the United States Military in the first quarter of 2009.  Prior to the cancellation, most of our sales were generated through that contract.

Revenue for the three months ended September 30, 2008 includes revenues from the sale of welders pursuant to the contract between our distributor and the United States Military, while revenue for the three months ended September 30, 2009 does not.

For the three months ended September 30, 2009, our two largest customers accounted for approximately 98% of our total revenues.  During the same period of 2008, our two largest customers comprised 89% of our total revenues.

GROSS PROFIT

Gross profit decreased from $326,038 for the three months ended September 30, 2008 to $81,678, for the three months ended September 30, 2009, a decrease of $244,360.

The decrease in gross profit is directly related to the decrease in revenues. Gross profit margin decreased from 53.8% to 47.1%.

The decrease in Gross Profit margin is mainly due to the reduced absorption of fixed manufacturing overhead costs in 2009.

COST OF SALES

Cost of Sales for the three months ended September 30, 2008 and 2009 were $279,434 and $91,738, respectively, a decrease of $187,696 or 67.2%.

This decrease in cost of revenues is mainly due to lower sales in 2009.

OPERATING EXPENSES

Selling, General and Administrative expenses increased from $60,469 for the three months ended September 30, 2008 to $83,735 for the three months ended September 30, 2009, or by 38.5%.  As a percentage of revenues, selling, general and administrative expenses increased from 10.0% to 48.3%.

FINANCIAL INCOME (EXPENSES)

For the three months ended September 30, 2009, interest income was $393 and interest expense was $637.  For the three months ended September 30, 2008, interest income was $865 and interest expense was $(41,229).   In addition, for the three months ended September 30, 2009 and 2008, gain (loss) on marketable equity securities were $0 and $(153,676), respectively.

NET INCOME (LOSS)

As a result of the above, for the three months ended September 30, 2009 we experienced a net loss of $(1,027) and for the three months ended September 30, 2008, we had net income of $92,529.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008.

REVENUES

For the nine months ended September 30, 2009 and 2008, RWC had revenues of $370,664 and $1,638,556, respectively, a decrease of $1,367,892 or 83.5%.

The decrease in revenues is mainly due to the cancellation of a contract between one of our distributors and the United States Military.  Prior to the cancellation, the majority of our sales resulted from this contract.  Revenue for the nine months ended September 30, 2008 includes revenues derived from this contract, while revenue for the nine months ended September 30, 2009 from this contract was minimal.

For the nine months ended September 30, 2009, our two largest customers accounted for approximately 87% of our total revenues.  For the nine months ended September 30, 2008, our two largest customers accounted for approximately 88%.  For the nine months ended September 2008, our largest customer accounted for 78% of our revenues.  For the nine months ended September 30, 2009, after the cancellation of the contract between our distributor and the United States Military, that customer accounted for 6% of our revenues.

GROSS PROFIT

Gross profit decreased from $910,557 for the nine months ended September 30, 2008 to $142,042 for the nine months ended September 30, 2009, a decrease of $768,515. Gross profit margin decreased from 55.6% to 38.3%

The decrease in Gross Profit is a result of the decrease in our sales.

The decrease in Gross Profit margin is mainly due to the reduced absorption of fixed manufacturing overhead costs in 2009.

COSTS OF SALES

Cost of Sales for the nine months ended September 30, 2009 and 2008 were $228,622 and $727,999, respectively, a decrease of $499,377 or 68.6%.  The decrease in cost of sales is mainly due to the decrease in revenues.

OPERATING EXPENSES

Selling General and Administrative expenses increased from $224,195 for the nine months ended September 30, 2008 to $279,771 for the nine months ended September 30 2009, an increase of $55,576, or 24.8%. As a percentage of revenues, selling, general and administrative expenses increased from 13.7% to 75.5%.

This is primarily due to the fact that our revenues decreased greatly, while our fixed costs remained constant.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2009, we had interest income of $2,897 and interest expense of $(52,903).  For the nine months ended September 30, 2008, we had interest income of $865 and interest expense of $(143,477). In addition, for the nine months ended September 30, 2009 and 2008, gain (loss) on marketable securities were $0 and $(167,532), respectively.  The decrease in interest expense is due to the conversion of a $1,975,000 note payable to a related party to equity on April 1, 2009.

NET INCOME (LOSS)

As a result of the above, for the nine months ended September 30, 2009 we experienced a net loss of $(188,535), and for the nine months ended September 30, 2008, we had net income of $376,218.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2009 of $1,453,757. During the nine months ended September 30, 2009, we had net loss of $188,535.

Our financing activities resulted in a net use of cash of $33,569 during the nine months ended September 30, 2009, and $154,413 during the nine months ended September 30, 2008.  On September 30, 2009, we had no long term liabilities and current liabilities of $15,012, which are mainly comprised of short term debt and accrued expenses payable.

Management believes that the Company has sufficient capital for ongoing operation for the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

RWC has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

Item 3.	QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

Item 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2009.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended September 30, 2009, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31. 1	Certification of RWC’s President pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31. 2	Certification of RWC’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

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

READY WELDER CORPORATION

Dated: November 16, 2009	By:	/s/Theodore Holstein
	Name:	Theodore Holstein, M.D.
	Title:	President