Form 10-K
period 2009-12-31
Ready Welder Corp
filed 2010-04-15
CIK 1453114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to_______________________________

Commission File Number:
READY WELDER CORP.
(Exact name of registrant as specified in its charter)

Delaware	91-1768085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

2259 Warmouth, San Pedro, CA	90732
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(310) 548-3518

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                     Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of March 31, 2010 was approximately $5,200 based upon the last sale of Ready Welder's Common Stock in a private offering.  Ready Welder Corp’s Common Stock is not yet traded on any exchange.  We have applied to have our stock listed on the Nasdaq OTC Bulletin Board.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2010 there were 850,000 issued and outstanding shares of the issuer’s Preferred Stock and 7,510,400 shares of Common Stock outstanding.

FORWARD LOOKING STATEMENTS

In this annual report, references to “Ready Welder Corp.,” “RWC,” “the Company,” “we,” “us,” and “our” refer to Ready Welder Corp.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1:	Business

Corporate History and Overview

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

The Model 10000 is designed to make welding jobs in remote locations easy, portable and quick. This model will run off any 18, 24 & 36 volt battery combination.

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

Model 10000 – CS

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

Markets

 While in 2007 and 2008 the majority of our revenues were derived from sales to the military, we also sell our welders to the agriculture industry, railroads, hobbyists, fishing and marine industry, fabricators and off road enthusiasts.  As a result of the cancellation of the contract our distributor had with the U.S. Military, our revenues decreased over 75% percent.  We have recently hired a new marketing director who is seeking new customers and markets for our welders.

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

In 2008, sales to the United States Military accounted for 78% of our annual revenues. As a result, we were substantially dependent on these sales to the US Military which arose from one of our distributors.  However, in the first quarter of 2009, the contract between the U.S. Military and the distributor was terminated.  As a result, our sales decreased $1,400,964.00 from 2008 compared to the 2009.

Government Approval

Our welders are approved for use by the European Union. RWC products are currently marketed and sold in the following countries: The United States, Canada, Mexico, the United Kingdom, India, Japan, Israel and Australia.  Approval for selling the Ready Welder in the United States is not required, but licenses are necessary in the state of California for manufacturing and distributing welders.  RWC has obtained the necessary California licenses.

Patents

RWC owns two patents. In 1998, we received a 14 year United States patent on the design of the Ready Welder II. In 2002, we received a Canadian patent for the Ready Welder II design. The Canadian patent will expire in May 2018. Both of these patents relate to the speed control for DC motors, which is a speed control device for controlling the rotational speed of DC electric motors.

Distributorship Agreements

 In May 2007, RWC entered into a distributorship agreement with Lodestone LLC pursuant to which Lodestone has agreed to service, process and support all distributor, dealer and retail sales of RWC products except for RWC products already being sold or marketed by RWC. Pursuant to the terms of the Lodestone agreement, Lodestone, LLC served as Master Distributor and had the right to market, promote and sell RWC's proprietary products from May 25, 2007 until June 30, 2008. Lodestone LLC had the right to service, process and support all distribution dealer and retail sales of RWC products, except for, among others, orders for Snap-On Tool Company, the U.S. Army, U.S. governmental agencies and railroad companies. The Lodestone distributor agreement expired in 2008. Lodestone LLC still serves as a distributor for RWC products although we no longer have a written agreement with that company.

Although we have no formal agreement with them, Snap-On Tool Company has been a distributor for over seven years. When Snap-On Tool Company presents us with purchase orders, we fill them. The majority of our sales to the U.S. Military are through Snap-On Tool Company.  In 2008, we relied on these distributors for most of our sales. However, as a result of the cancellation of the agreement between the U.S. Military and Snap-on Tool Company, our sales through Snap-on Tool Company greatly decreased.   For the year ended December 31, 2009, four customers accounted for the majority of our sales: Lodestone – 18%; Snap-On Tool Company, - 37%; Heartland Global Supply Company – 2.8%; and Noble Sales Company - 37%.   We do not have written agreements with either Heartland Global Supply Company or Noble Sales Company.

Government Contracts

 In March 2008, Snap-On Tool Company, one of our distributors, bid on and won a contract with the United States Army for a package of tools with certain specifications which have been patented by RWC. The Model 10000 MDP CS welders meet this requirement. The contract had a five year term but was cancelled by the United States Army in the first quarter of 2009.  In 2008, we produced 120 welders per month at a sales price of $1,299 per welder. We produce the number and type of welders as per purchase orders we receive from Snap-On Tool Company.
 We have been dependent upon the United States Military for a significant percentage of our sales. In 2008 sales to the United States Military accounted for 78% of our net sales. Termination of the agreement between our distributor, Snap-On Tool Company, and the United States Military has had a significant detrimental effect on our business.

Competition

RWC competes with many companies in the welding industry. Broco, Inc. manufactures a portable welder, the Goweld Portable MIG Welder; which is battery operated. Miller Electric Mfg. Co. also manufactures several competing welders, as does Lincoln Electric Company and BR Welding Supplies. These companies may have longer operating histories and/or may offer their products at lower prices than RWC.  We are currently unaware of how our sales compare to those of our competitors.

Research and Development

 We did not spend money on research and development in 2008 or 2009.

Employees

RWC has six employees, four of whom are full time employees.

Item 1A.	Risk Factors

An investment in RWC involves certain risks as described below.  Therefore, an investment should be undertaken only by investors whose financial resources are sufficient to enable them to assume such risks and who have no need for liquidity in their investment. Prospective investors should carefully consider the following risks, in addition to the other information set forth herein, before purchasing any Ready Welder securities.

Government purchases have terminated.

 In 2008, approximately 78% of our sales were directly related to two contracts one of our distributors had with the United States Military. Thus, we were dependent to a large extent on both this distributor and the U.S. Military.  In the first quarter of 2009 the contracts between this distributor and the U.S. Military were canceled.  Sales for the year ended December 31, 2009 decreased $1,400,964.00 compared to sales for the same period in 2008.  In the event that distributor is unable to enter into additional contracts for welders, we may have to form relationships with other distributors.  There is no guarantee other distributors will have contracts on the same terms or quantities as the previous contracts, which could result in a continued decrease in revenues.

Most of our sales are from distributors with which we have no formal agreement.

In 2008, 78% of our sales resulted from sales to the United States Military. These sales were from one of our distributors, Snap-On Tool Company. We do not have a written agreement with Snap-On Tool Company and Snap-On Tool Company is free to engage one or more other welder manufacturers instead of RWC to fulfill any future contracts with the United States Military. For the year ended December 31, 2009, 37% of our sales resulted from sales through Snap-On Tool Company and 37% came from Noble Sales Company.  We do not have written agreements with either Snap-On Tool Company or Noble Sales Company, and there is no guarantee that we will continue to generate sales revenues from either of these two distributors in the future.

We are competing with better established companies.

While we have been operational since 1997, there are other welder companies which have longer histories and greater resources. Those companies may be able to market their products more effectively and may be able to offer products similar to ours at a lower price.

We are dependent on key management personnel and employees.

RWC’s success is dependent upon its management team, most particularly, Dr. Theodore Holstein, who founded the company and has been its Chief Executive Officer and President since inception. RWC believes that its success will depend to a certain extent upon the efforts and abilities of Dr. Holstein. The loss of Dr. Holstein could have a material adverse impact on the Company’s business, financial condition or results of operations.

We currently have no public market for our securities; your investment may remain illiquid.

RWC’s common stock is not registered with any securities exchange and is not traded on the open market.   We have registered our company under the Securities Exchange Act of 1934 to enable our shareholders to freely trade their shares, but we cannot guarantee that there will be a market for such securities. We have applied to have our shares listed on the Over-The-Counter Bulletin Board, but cannot guarantee that our application will be approved.  As a result, investment in RWC may be difficult to sell.

Government approval required

 Our products have been approved for sale in the European Union. In the event that those regulations change, we may need to reapply for approval to sell and market our products in the European Union. While the United States government does not require approval to buy or sell our welders, California requires that we be licensed in the state to buy and sell welders.  In the event California or United States federal regulations changes, we may need to obtain additional licenses, which licenses may be difficult to obtain.

Our dependence on a major customer has had a detrimental effect on our business.

In 2008, 78%, of our sales revenues were directly related to contracts between one of our distributors and the United States Military. We have no written agreement with this distributor, Snap-On Tool Company. The termination of Snap-On Tool Company's contract with the US Military in the first quarter of 2009 has had a significant detrimental effect on our business.  Snap-On Tool Company is seeking new business, but there is no guarantee that it will be successful, or even if successful, that it will choose RWC as its manufacturer.

Our United States patent will expire in 2012

We received a patent in 1998, for the design of the Ready Welder II. That patent expires in 2012. Upon its expiration, other companies will be able to access and use the previously patented information and compete with us, possibly at lower prices which could result in a loss of business for us.

The existing shareholders, including the president of the Company, Dr. Theodore Holstein, control the Company.

 RWC is effectively controlled by our majority shareholders, which may limit an investor’s ability to influence management of the company. Our initial shareholders currently own 7,500,000 shares out of the 7,510,400 shares outstanding. Of these 7,500,000 shares, 7,000,000 are owned by Dr. Theodore Holstein, President and Chief Executive Officer of RWC. The 7,500,000 shares owned by Dr. Holstein and his family represent 99.86% of the outstanding common stock. In addition, Dr. Holstein holds 850,000 shares of RWC Class A Preferred Stock, which stock grants him ten (10) votes per share. As a result, Dr. Holstein effectively controls the Company and directs its affairs, and has significant influence in the election of directors, appointment of officers, and approval of significant corporate transactions.  The interests of Dr. Holstein may conflict with those of other shareholders.  This concentration of ownership may also delay, defer or prevent a change in control of the Company and some transactions may be more difficult or impossible without the support of Dr. Holstein.

 We may need to obtain additional financing.

 We may need to raise additional funds. If RWC raises additional funds through the issuance of equity or convertible debt securities, it will reduce the percentage ownership of all shareholders.   Additional financing may not be available on terms favorable to the Company, if at all.  The terms of securities we issue in the future could also impose restrictions on the Company’s operations.  If adequate funds are not available, or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of unanticipated opportunities, develop or enhance our products and services or otherwise respond to competitive pressures would be significantly limited.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

RWC's warehouse and manufacturing facilities are located at 911 East G Street, Wilmington, California 90744. The premises, totaling 3,000 square feet, are rented on a yearly basis. Monthly rent is $3,000 with a renewal option. Our corporate offices are located at 2259 Warmouth, San Pedro, California 90732. Our corporate offices are owned by Dr. Theodore Holstein, RWC’s president and majority shareholder.  RWC does not pay Dr. Holstein any rent for the use of these offices.

We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

 RWC's securities are not currently traded on any exchange or market. There are currently 37 shareholders of RWC common stock.  We have applied for listing of our common stock on the Over-the-Counter Bulletin Board. Management intends to look for merger or acquisition candidates in the near future and we believe that freely trading securities will make RWC more attractive to potential merger or acquisition candidates. We also believe that the issuance of RWC shares to a potential merger or acquisition candidate will allow us to use less cash in the consummation of such transaction(s).

Dividends

Any payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. On November 20, 2010, the company declared a dividend of $.017 per share of common stock and $.05 per share of preferred stock.

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

 In 1997, RWC issued 1,500 shares to its founders for a total of $54,504. In May 2008 the Company amended its certificate of incorporation to increase the number of authorized common shares from 1,500 no par value to 40,000,000 shares of common stock at $0.0001 par value and 10,000,000 shares of preferred stock at $0.0001 par value. On July 1, 2008, RWC authorized a 2,000 for one forward stock split. Between August 1, 2008 and January 31, 2009, RWC sold 10,400 shares of RWC common stock to 34 investors at $0.50 per share for a total amount of $5,200. RWC relied upon Section 4(2) and Rule 505 under the Securities Act of 1933 in these offerings.

The shares were offered to friends and associates of RWC management. There was no general solicitation or advertising and no placement agent or underwriting fees were paid. No placement agents or underwriters were involved in this offering.

In April 2009, Dr. Holstein converted debt owed him by the company as follows:

1.	$1,125,000 converted into common shares of RWC at $0.25 per share for a total of 4,500,000 common shares;
2.	$850,000 converted into 850,000 shares of Preferred stock of RWC at $1.00 per share. Each Preferred share is entitled to ten votes.

Item 5.	Selected Financial Data

Not Applicable

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Forward-Looking Statements

This registration statement contains forward-looking statements, which statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

 Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America. In this registration statement, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this registration statement, the terms "we", "us", "our", and "RWC” means Ready Welder Inc., unless otherwise indicated.

Critical Accounting Policies

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

General

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Net Sales

For the years ended December 31, 2008 and 2009, RWC had sales of $2,032,721 and $ 631,757, respectively, a decrease of $1,400,964 or 69%. These revenues came from the sale of welders. The decrease in sales was a result of the cancellation of a contract between one of our distributors, Snap-On Tool Company, and the United States Military.

Gross Profit

Gross profit decreased from $1,216,251 to $338,219, a decrease of $878,032 or 72% for the years ended December 31, 2008 and 2009, respectively.  Such decrease is due to a decrease in sales volume in 2009.

Cost of Sales

Cost of Sales for the years ended December 31, 2008 and 2009 were $816,470 and $293,538, respectively, a decrease of $522,932 or 64. % as a result of a similar decrease in sales. As a percentage of sales, cost of sales increased from 40% in 2008 to 46%% in 2009. This increase is due to the absorption of fixed manufacturing costs over a lower number of units manufactured in 2009.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased, with expenses of $323,557 for the year ended December 31, 2008, and $365,294 for the year ended December 31, 2009. This increase in selling, general and administrative expenses is a result of higher professional fees in 2009 as a result of RWC’s becoming a SEC reporting company in 2009.

Interest Income

Our interest income decreased from $4,573 in 2008 to $2,897 in 2009, a decrease of $1,676.

Interest Expense

 In 2008 we had interest expenses of $190,907 and in 2009 we had interest expenses of   $52,576. This decrease of $ 138,331 or 72% is due to the satisfaction of $1,975,000 of the note payable to related party on April 1, 2009.

Loss on Marketable Equity Securities

We had a loss on marketable securities of $167,532 in 2008 and $ 0 in 2009, respectively.  Effective September 30, 2008, RWC ceased investing in equity securities.

Income Taxes

In 2008 we provided $74,746 in income taxes and in 2009, we provided $800 in income taxes. This decrease of $73,946 is due primarily to California income taxes incurred in 2008 as a result of California’s suspension of the net operating loss carryforward deduction in 2008.

Net Income (Loss)

For the year ended December 31, 2008, net income was $464,082 and for the year ended December 31, 2009, the company had net (loss) of $(77,554), a decrease of $541,636.  This decrease in net income is a result of the decrease in sales.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

 Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $421,596 at the beginning of the year ended December 31, 2009 and decreased to $70,264 by the end of such period, a decrease of $351,332 or 83%.  The decrease was primarily due to the $77,554 net loss and the $170,000 dividends paid in 2009.

Net cash used in operating activities

Net cash used in operating activities was $163,728 for the year ended December 31, 2009, compared to $284,036 provided by operating activities for the same period in 2008.  The difference was primarily due to the absence of net income in 2009               .

Net cash provided by investing activities

Net cash provided by (used in) investing activities was $24,296  for the year ended December 31, 2009, an increase from ($34,660) in,2008, primarily resulting from related party loans of $25,000 made in 2008 and repaid in 2009.

Net cash used in financing activities

Net cash provided by (used in) financing activities was $(211,900) for the year ended December 31, 2009, compared to $159,984for the same period in 2008. The difference was primarily attributable to the $170,177 dividends in 2009, and net borrowing proceeds of $155,334 in 2008 versus net borrowing repayments of $42,273 in 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2009, we had no material commitments for capital expenditures and we had no off-balance sheet arrangements.

Although we have considered, and continue to consider, the acquisition of or merger with a foundry or another welder manufacturer, we do not have any current plans to purchase a plant or equipment, to sell our plant or equipment, or to merge with or acquire another company.

We currently have 4 full time employees and 2 part time employees. We do not foresee a significant increase or decrease in the number of employees.

New Financial Accounting Pronouncements

There have been no new financial accounting pronouncements that have or are expected to have a material effect on our financial statements.

Item 6A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 7.	Financial Statements and Supplementary Data

Our audited consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ready Welder Corporation

I have audited the accompanying balance sheets of Ready Welder Corporation (the “Company) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financials position of Ready Welder Corporation as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 7, 2010

READY WELDER CORPORATION
Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$70,264	$421,596
Accounts receivable, net of allowance for doubtful
accounts of $500 and $500, respectively	33,929	19,245
Inventory	412,578	365,914
Receivable from related party	-	25,000
Prepaid expenses	5,836	3,900

Total current assets	522,607	835,655

Property and equipment, net	19,195	26,827

Other assets:
Patent costs, net	23,968	27,746
Deposits	2,900	2,900

Total other assets	26,868	30,646

Total assets	$568,670	$893,128

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Note payable to related party	$-	$2,017,273
Accounts payable	39,017	6,631
Accrued expenses payable	7,902	75,292

Total current liabilities	46,919	2,099,196

Other liabilities	-	-

Total liabilities	46,919	2,099,196

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; authorized
10,000,000 shares, issued and outstanding 850,000
and 0 shares, respectively	85	-
Common stock, $.0001 par value; authorized
40,000,000 shares, issued and outstanding 7,510,400
and 3,009,300 shares, respectively	751	301
Additional paid-in capital	2,033,868	58,853
Deficit	(1,512,953)	(1,265,222)

Total stockholders' equity (deficiency)	521,751	(1,206,068)

Total liabilities and stockholders' equity (deficiency)	$568,670	$893,128

See notes to financial statements.

READY WELDER CORPORATION
Statements of Operations

	Year Ended
	December 31,
	2009	2008

Net sales	$631,757	$2,032,721

Cost of sales	293,538	816,470

Gross profit	338,219	1,216,251

Selling, general and administrative
expenses	365,294	323,557

Income (loss) from operations	(27,075)	892,694

Interest income	2,897	4,573
Interest expense	(52,576)	(190,907)
Loss on marketable equity securities	-	(167,532)

Income (loss) before income taxes	(76,754)	538,828

Income taxes (benefit)	800	74,746

Net income (loss)	(77,554)	464,082

Preferred stock dividends declared ($0.05 per share)	(42,500)	-

Net income (loss) attributable to common stockholders	$(120,054)	$464,082

Net income (loss) per common share - basic and diluted	$(0.02)	$0.15

Weighted average number of common shares
outstanding - basic and diluted	6,385,354	3,002,308

Common stock dividends declared ($0.017 per share)	$127,677	$-

See notes to financial statements.

READY WELDER CORPORATION
Statements of Changes in Stockholders' Equity (Deficiency)

							Total
	Preferred Stock,		Common Stock,		Additional		Stockholders'
	$.0001 par value		$.0001 par value		Paid-in		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balances, December 31, 2007	-	-	3,000,000	$300	$54,204	$(1,729,304)	$(1,674,800)

Sales of shares in
private placement	-	-	9,300	1	4,649	-	4,650

Net income (loss)	-	-	-	-	-	464,082	464,082

Balances, December 31, 2008	-	-	3,009,300	301	58,853	(1,265,222)	(1,206,068)

Sales of shares in
private placement	-	-	1,100	-	550	-	550

Conversion of debt to stock	850,000	85	4,500,000	450	1,974,465		1,975,000

Net income (loss)	-	-	-	-	-	(77,554)	(77,554)

Preferred stock dividends declared	-	-	-	-	-	(42,500)	(42,500)

Common stock dividends declared	-	-	-	-	-	(127,677)	(127,677)

Balances, December 31, 2009	850,000	$85	7,510,400	$751	$2,033,868	$(1,512,953)	$521,751

See notes to financial statements.

READY WELDER CORPORATION
Statements of Cash Flows

	Year Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(77,554)	$464,082
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	12,114	24,325
Loss on marketable equity securities		(167,523)
Changes in operating assets and liabilities:
Marketable equity securities	-	(86,611)
Accounts receivable, net	(14,684)	235,066
Inventory	(46,664)	(221,811)
Prepaid expenses and deposits	(1,936)	(882)
Accounts payable	32,386	(10,911)
Accrued expenses payable	(67,390)	48,301

Net cash provided by (used in) operating activities	(163,728)	284,036

Cash flows from investing activities:
Decrease (increase) in receivable from related party	25,000	(25,000)
Purchases of property and equipment	(1,025)	(9,339)
Patent costs	321	(321)

Net cash provided by (used in) investing activities	24,296	(34,660)

Cash flows from financing activities:
Proceeds from borrowings	176,814	193,086
Repayment of borrowings	(219,087)	(37,752)
Sales of shares of common stock	550	4,650
Dividends	(170,177)	-

Net cash provided by (used in) financing activites	(211,900)	159,984

Increase (decrease) in cash and cash equivalents	(351,332)	409,360

Cash and cash equivalents, beginning of period	421,596	12,236

Cash and cash equivalents, end of period	$70,264	$421,596

Supplemental disclosures of cash flow information

Interest paid	$52,576	$190,907

Income taxes paid	$74,949	$-

Noncash financing activities:

Conversion of note payable to related party to
preferred and common stock	$1,975,000	$-

See notes to financial statements.

READY WELDER CORPORATION
Statements of Cash Flows

	Year Ended
	December 31,
	2009	2008

Noncash financing activities (continued):

Transfer of marketable equity securities ($469,635) and
the related margin account debt ($310,853) in exchange
for $158,782 reduction to the note payable to related
party.	$-	$158,782

READY WELDER CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIS

The Company

Ready Welder Corporation (the “Company”) was incorporated in Delaware on January 7, 1997.  The Company manufactures and sells portable welder kits.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, note payable to related party, accounts payable, and accrued expenses payable.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments or based upon market quotations or quotations of instruments with similar interest rates and similar maturities.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters”, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  For the periods presented, there were no foreign currency transactions or balances.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Equity Securities

Marketable equity securities are stated at fair value with unrealized gains and losses included in operations.  The Company has classified its marketable equity securities as trading securities.

READY WELDER CORPORATION
Notes to Financial Statements
December 31, 2009

Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line and declining balance methods over the estimated useful lives of the assets.

Patent Costs, Net

Patent costs are stated at cost less accumulated amortization.  The costs are being amortized over the patents’ estimated useful economic lives of 20 years using the straight-line method.

Long-Lived Assets

Property and equipment and other long-lived assets, including amortizable intangible assets, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable, but not less than annually.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Revenue Recognition

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

READY WELDER CORPORATION
Notes to Financial Statements
December 31, 2009

Shipping and Handling Costs

Shipping and handling costs are reported as cost of sales in the accompanying statements of operations.

Advertising
Advertising costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Net  Income (Loss) per Common Share

Basic net income (loss) per common share is computed on the basis of the weighted average   number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per common share are excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.    The adoption of the Codification did not result in any change in the Company’s significant accounting policies.

In May 2009, the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. This standard did not have any significant impact on disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for reporting periods ending after December 15, 2009.  The Company is evaluating this new guidance and the possible impact that the adoption of this new accounting guidance will have on its consolidated financial statements.
Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.
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

READY WELDER CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE 3 – INVENTORY

Inventory consists of:	December 31,	December 31,
	2009	2008

Raw materials	$274,276	$288,758
Finished goods	138,302	77,156
Total	$412,578	$365,914

NOTE 4 – RECEIVABLE FROM RELATED PARTY

The $25,000 receivable from related party at December 31, 2008 was due from the son of the Company’s chief executive officer.  The note, which was non-interest bearing and due December 29, 2009, was collected in the three months ended March 31, 2009.
NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	December 31,	December 31,
	2009	2008
Molds and tooling	$279,554	$279,554
Machinery and equipment	43,756	43,756
Office equipment	40,068	39,043
Leasehold improvements	3,282	3,282

Total	366,660	365,635

Less accumulated depreciation	(347,465)	(338,808)

Property and equipment, net	$19,195	$26,827

Depreciation expense for the year ended December 31, 2009 and 2008 was $8,657 and $20,822, respectively.

READY WELDER CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE 6 – PATENT COSTS, NET

Patent costs, net, consist of:
	December 31,	December 31,
	2009	2008

Patent costs	$66,669	$66,990
Less accumulated amortization	(42,701)	(39,244)
Patent costs, net	$23,968	$27,746

For the year ended December 31, 2009 and 2008, amortization expense was $3,457 and $3,503, respectively.  Estimated amortization expense for each of the Company’s five succeeding fiscal years ending December 31, 2014 is $3,480.

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

The note payable to related party at December 31, 2008 was due to the Company’s majority stockholder, a trust controlled by the Company’s chief executive officer.  The note bore interest at 8% and was due on demand or no later than December 31, 2009.  In exchange for preferred and common stock, $1,975,000 of the note payable was paid down on April 1, 2009 (see Note 8).

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

READY WELDER CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

On April 1, 2009, the Company issued 4,500,000 shares of its common stock and 850,000 shares of its preferred stock (each share of preferred stock is to have ten votes) to its majority stockholder in exchange for a $1,975,000 reduction of the Company’s note payable to its majority stockholder.

Effective November 20, 2009, the Company declared dividends on the Company’s preferred and common stock to shareholders of record as of November 20, 2009.  A dividend of $0.05 per share of preferred stock and $0.017 per share of common stock was payable by March 15, 2010.  $170,000 of such dividends was paid to the majority stockholder in 2009 and the remaining $177 payable to the minority stockholders was paid in 2010.

NOTE 9 - INCOME TAXES (BENEFIT)

The provisions for income taxes consist of:
	Year Ended December 31,
	2009	2008

Current:
Federal	$-	$6,238
State	800	68,508
Deferred	-	-

Total	$800	$74,746

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before income taxes.  The sources and tax effects of the difference are as follows:

	Year Ended December 31,
	2009	2008

Expected tax at 35%	$(26,864)	$188,590
Expected state income taxes, net	(3,838)	26,941
Change in valuation allowance	89,615	(171,439)
Other, net	(58,113)	30,654

Provision for income taxes (benefit)	$800	$74,746

READY WELDER CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE 9 - INCOME TAXES (BENEFIT) (CONTINUED)

Deferred income taxes consist of:
	December 31,	December 31,
	2009	2008

Net operating loss carryforwards	$402,000	$240,000
Capital loss carryforwards and
unrealized capital losses	120,901	120,901
Accrued interest to related party	-	74,124
Other	(339)	(2,078)

Total	522,562	432,947

Less valuation allowance	(522,562)	(432,947)
Deferred income taxes - net	$-	$-

As of December 31, 2009, the Company had net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards total approximately $1,005,000 and expire in varying amounts from year 2022 to year 2029.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $522,562 attributable to the future utilization of the net operating loss carryforwards and other timing differences as of December 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Wilmington, California under a lease agreement providing for monthly rentals of $3,000.  The lease expired October 1, 2009 and the Company notified the lessor of its intent to exercise its option to extend the term for an additional two years at a mutually agreeable rental rate.  For the year ended December 31, 2009 and 2008, rent expense was $36,000 and $33,650, respectively.

READY WELDER CORPORATION
Notes to Financial Statements
December 31, 2009
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

NOTE 11 – SIGNIFICANT CUSTOMERS

For the year ended December 31, 2009, three customers accounted for 37%, 37%, and 18% of net sales, respectively.

For the year ended December 31, 2008, one customer accounted for 78% of net sales.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize  or disclose in these financial statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 8A (T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15, under the Exchange Act, our management, including our Chief Executive Offer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

Disclosure controls and procedures refers to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

(b) Management’s annual report on internal control over financial reporting.

Management of RWC is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in RWC’s internal control over financial reporting during 2009 that has materially affected, or is reasonably likely to materially affect, RWC’s internal control over financial reporting.

Item 8B.	Other Information

There have been no material events that have occurred during the fiscal year ended December 31, 2009 that were not previously disclosed.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position with the Company

Dr. Theodore Holstein	98	President, Chief Executive Officer, Director
Theodore R. Holstein	62	Director
Karen M. Leavitt	66	Secretary, Director

Biographies

Dr. Theodore Holstein has been President, Chief Executive Officer and a director of RWC since its inception. He is the founder of RWC.  He is the father of Theodore R. Holstein, director of the Company, and of Karen M. Leavitt, Secretary and a director of the Company.

Theodore R. Holstein has served as RWC's director since February 2005. Since 1990, Mr. Holstein has owned Castle Entertainment, a restorer of antique collectibles located in San Pedro California. Mr. Holstein is a graduate of the University of California.  He is the son of Dr. Theodore Holstein, the Company’s President and Chief Executive Officer, and the brother of Karen M. Leavitt, RWC's Secretary and a director.

Karen M. Leavitt has been Secretary and a director of RWC since July 2003. She has been a medical stenographer since 2003. She is the daughter of Dr. Theodore Holstein, Chairman, chief Executive Officer and President of RWC, and the sister of Theodore R. Holstein, a director of RWC.

In 2009, we held three board of directors meetings. All directors attended 100% of all board meetings. All directors attended the 2009 annual meeting. Currently, RWC does not have standing audit, nominating or compensation committees.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control person have not been involved in any of the following events during the part five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

RWC's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Identification of the Audit Committee

RWC does not currently have a separately - designated standing committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The entire board of directors is acting as RWC’s audit committee.

Compensation Committee

RWC does not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

RWC does not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

Compliance with Section 16(a) of the Securities Act of 1934

Not Applicable.

Item 10.	Executive Compensation

The following is a chart of compensation paid to all executive officers of RWC.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation		All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards
					Restricted Stock Award(s) ($)	Securities Underlying Options/SARs ($)

Dr. Theodore Holstein	2008	$0		$185,311 (1)			$185,311
CEO, P resident	2009			$54,576(1)

Karen M. Leavitt,	2008	$0		$0
Secretary	2009			$0

1. Payments represent interest on notes payable to Dr. Holstein at 8% per annum.

Employment Agreements

We have no employment agreements with any of our executive officers.

Compensation of Directors

As of the date of this annual report, our directors have received no compensation for their service on the board of directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 31, 2010.

Names and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	% of Class (1)

Dr. Theodore Holstein(2) 2259 Warmouth San Pedro, California 90732	Common	7,000,000	93.2%

Dr. Theodore Holstein(2) 2259 Warmouth San Pedro, California 90732	Class A Preferred(5)	850,000	100%

Theodore R. Holstein(3) 2259 Warmouth San Pedro, California 90732	Common	250,000	3.3%

Karen M. Leavitt(4) 15950 Winona Street Victorville, California 92395	Common	250,000	3.3%

All officers and directors of the company as a group (3) persons		7,500,000	99.9%

1.	Based on a total of 7,510,400 common shares outstanding.

2.	Dr. Holstein is President and Chief Executive Officer of RWC. He is the father of Theodore R. Holstein and Karen Leavitt, directors of RWC.

3.	Theodore R. Holstein, a director of RWC, is the son of Dr. Theodore Holstein, President and CEO, and brother of Karen Leavitt, a director.

4.	Karen Leavitt, a director of RWC is the daughter of Dr. Theodore Holstein, President and CEO of RWC, and sister of Theodore R. Holstein, a director of RWC.

5.	Each share of Class A Preferred stock is entitled to 10 votes per share.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Between 1997 and 2005, Dr. Theodore Holstein, the President and Chief Executive Officer of RWC, lent RWC $2,180,919. Most of this debt was converted to equity in April 2009. Dr. Holstein's debt was converted as follows:

(a) $1,125,000 of debt was converted into RWC common stock at $0.25 per share for a total of 4,500,000 shares; and (b) $850,000 was converted into 850,000 shares of Class A Preferred stock at $1.00 per share. Each share of Class A Preferred Stock is entitled to ten votes. This conversion rate of the common stock is less than the purchase price of $0.50 per share paid by investors in RWC's 2008 private placement. RWC raised a total of $10,400 in that private placement offering. A total of 34 investors participated in the private placement offering. As of March 31, 2010 the principal amount due to Dr. Holstein is $0.

The three directors of RWC are Dr. Theodore Holstein, Theodore R. Holstein and Karen M. Leavitt. None of these directors are independent.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently does not have a director that qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Item 13.	Principal Accounting Fees and Services

Audit Fee

The aggregate fees incurred by the Company’s independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during this fiscal year were approximately $32,000.

Audit-Related Fees

The Company incurred $0 in fees from its independent registered public accounting firm for audit-related services during the year ended December 31, 2009.

Tax Fees

The Company incurred $0 in fees from its independent registered public accounting firm for tax compliance and tax consulting services for the year ended December 31, 2009.

All Other Fees

The Company incurred  $0 in fees from its independent registered public accounting firm for services rendered to the Company other than services covered in “Audit Related Fees” for the fiscal year ended December 31, 2009.

Item 14.	Exhibits, Financial Statements Schedules

(a)	Audited financial statements for the years ended December 31, 2008 and 2009.

NUMBER	DESCRIPTION

3(i)(a)	Certificate of Incorporation of Ready Welder Corp. (1)
3(i)(b)	Amendment to Certificate of Incorporation (1)
3(ii)	By-Laws (1)
4	Specimen stock certificate (1)
10.1	Distribution Agreement with Lodestar (2)
10.2	Promissory Note between RWC and Dr. Theodore Holstein dated December 31, 2006 (2)
10.3	Promissory Note between RWC and Dr. Theodore Holstein dated December 31, 2007 (2)
14.1	Code of Ethics
31.1	Certification of Ready Welder Corp's Chief Executive Office and Chief Financial Officer pursuant pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934
32.1
Certification of Ready Welder Corp's Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C.1350)

(1) Incorporated by reference. Previously filed with Form 10 on April 17, 2009.
(2) Incorporated by reference. Previously filed with Form 10 Amendment No.1 on June 17, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Pedro, California, on the 14th day of April 2010.

READY WELDER CORP.

By:	/s/Theodore Holstein, M.D.
Theodore Holstein, M.D.
President, Chief Executive Officer and Chairman

In accordance with the requirements of the Securities and Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Theodore Holstein, M.D.	April 14, 2010
Theodore Holstein, M.D.
President, Chief Executive Officer, Chief Financial Officer and Chairman

Theodore R. Holstein
Director

/s/ Karen M. Leavitt	April 14, 2010
Karen M. Leavitt
Secretary, Director