Form 10-Q
period 2010-03-31
Ready Welder Corp
filed 2010-05-20
CIK 1453114

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  7,510,400 as of March 31, 2010.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

READY WELDER CORPORATION
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	F-2

Statements of Operations for the three months ended March 31, 2010	F-3
and 2009 (unaudited)

Statements of Changes in Stockholders’ Equity (Deficiency) for the three	F-4
months ended March 31, 2010 (unaudited)

Statements of Cash Flows for the three months ended March 31, 2010	F-5
and 2009 (unaudited)

Notes to Financial Statements	F-6

READY WELDER CORPORATION
Balance Sheets

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$100,011	$70,264
Accounts receivable, net of allowance for doubtful
accounts of $500 and $500, respectively	75,703	33,929
Inventory	348,239	412,578
Prepaid expenses	7,184	5,836

Total current assets	531,137	522,607

Property and equipment, net	17,623	19,195

Other assets:
Patent costs, net	23,098	23,968
Deposits	2,900	2,900

Total other assets	25,998	26,868

Total assets	$574,758	$568,670

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	43,950	39,017
Accrued expenses payable	23,240	7,902

Total current liabilities	67,190	46,919

Other liabilities	-	-

Total liabilities	67,190	46,919

Stockholders' equity:
Preferred stock, $.0001 par value; authorized
10,000,000 shares, issued and outstanding 850,000
and 850,000 shares, respectively	85	85
Common stock, $.0001 par value; authorized
40,000,000 shares, issued and outstanding 7,510,400
and 7,510,400 shares, respectively	751	751
Additional paid-in capital	2,033,868	2,033,868
Deficit	(1,527,136)	(1,512,953)

Total stockholders' equity	507,568	521,751

Total liabilities and stockholders' equity	$574,758	$568,670

See notes to financial statements.

READY WELDER CORPORATION
Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net sales	$260,703	$112,631

Cost of sales	117,683	73,869

Gross profit	143,020	38,762

Selling, general and administrative
expenses	156,370	115,641

Income (loss) from operations	(13,350)	(76,879)

Interest income	-	2,735
Interest expense	(33)	(53,540)

Income (loss) before income taxes	(13,383)	(127,684)

Income taxes (benefit)	800	800

Net income (loss)	$(14,183)	$(128,484)

Net income (loss) per common share -
basic and diluted	$(0.00)	$(0.04)

Weighted average number of common shares
outstanding - basic and diluted	7,510,400	3,010,217

See notes to financial statements.

READY WELDER CORPORATION
Statements of Changes in Stockholders' Equity (Deficiency)

							Total
	Preferred Stock,		Common Stock,		Additional		Stockholders'
	$.0001 par value		$.0001 par value		Paid-in		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balances, December 31, 2007	-	-	3,000,000	$300	$54,204	$(1,729,304)	$(1,674,800)

Sales of shares in
private placement	-	-	9,300	1	4,649	-	4,650

Net income (loss)	-	-	-	-	-	464,082	464,082

Balances, December 31, 2008	-	-	3,009,300	301	58,853	(1,265,222)	(1,206,068)

Sales of shares in
private placement	-	-	1,100	-	550	-	550

Conversion of debt to stock	850,000	85	4,500,000	450	1,974,465		1,975,000

Net income (loss)	-	-	-	-	-	(77,554)	(77,554)

Preferred stock dividends declared	-	-	-	-	-	(42,500)	(42,500)

Common stock dividends declared	-	-	-	-	-	(127,677)	(127,677)

Balances, December 31, 2009	850,000	85	7,510,400	751	2,033,868	(1,512,953)	521,751

Net income (loss)	-	-	-	-	-	(14,183)	(14,183)

Balances, March 31, 2010	850,000	$85	7,510,400	$751	$2,033,868	$(1,527,136)	$507,568

See notes to financial statements.

READY WELDER CORPORATION
Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(14,183)	$(128,484)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	2,442	3,045
Changes in operating assets and liabilities:
Accounts receivable, net	(41,774)	(22,203)
Inventory	64,339	(1,752)
Prepaid expenses and deposits	(1,348)	865
Accounts payable	4,933	14,303
Accrued expenses payable	15,338	(3,122)

Net cash provided by (used in)
operating activities	29,747	(137,348)

Cash flows from investing activities:
Increase in note receivable from related party	-	25,000
Purchases of property and equipment	-	(1,025)

Net cash provided by (used in)
investing activities	-	23,975

Cash flows from financing activities:
Proceeds from borrowings	16,515	-
Repayment of borrowings	(16,515)	(30,419)
Sales of shares of common stock	-	550

Net cash provided by (used in) financing activites	-	(29,869)

Increase (decrease) in cash and cash equivalents	29,747	(143,242)

Cash and cash equivalents, beginning of period	70,264	421,596

Cash and cash equivalents, end of period	$100,011	$278,354

Supplemental disclosures of cash flow information

Interest paid	$33	$224,754

Income taxes paid	$-	$6,441

See notes to financial statements.

READY WELDER CORPORATION
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

Ready Welder Corporation (the “Company”) was incorporated in Delaware on January 7, 1997.  The Company manufactures and sells portable welder kits.

The unaudited condensed financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited condensed financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10-K filed April 7, 2010.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As of March 31, 2010, the Company had cash and cash equivalents of $100,011 and current liabilities of $67,190.  For the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company incurred net losses of $14,183 and $77,554, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is seeking additional financing and is increasing its marketing efforts to generate profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

READY WELDER CORPORATION
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

At March 31, 2010, there are no dilutive securities outstanding.

NOTE 3 – INVENTORY

Inventory consists of:	March 31,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$231,504	$274,276
Finished goods	116,735	138,302
Total	$348,239	$412,578

NOTE 4 – NOTE RECEIVABLE FROM RELATED PARTY

The $25,000 note receivable from related party at December 31, 2008 was due from the son of the Company’s chief executive officer.  The note, which was non-interest bearing and due December 29, 2009, was collected in the three months ended March 31, 2009 (unaudited).

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:
	March 31,	December 31,
	2010	2009
	(Unaudited)
Molds and tooling	$280,579	$280,579
Machinery and equipment	43,756	43,756
Office equipment	39,043	39,043
Leasehold improvements	3,282	3,282

Total	366,660	366,660

Less accumulated depreciation	(349,037)	(347,465)

Property and equipment, net	$17,623	$19,195

READY WELDER CORPORATION
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET (CONTINUED)

Depreciation expense for the three months ended March 31, 2010 and 2009 (unaudited) was $1,572 and $2,170, respectively.

NOTE 6 – PATENT COSTS, NET

Patent costs, net, consist of:
	March 31	December 31,
	2010	2009
	(Unaudited)
Patent costs	$66,669	$66,669
Less accumulated amortization	(43,571)	(42,701)
Patent costs, net	$23,098	$23,968

For the three months ended March 31, 2010 and 2009 (unaudited), amortization expense was $870 and $875, respectively.  Estimated amortization expense for each of the Company’s five succeeding fiscal years ending December 31, 2014 is $3,480.

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

READY WELDER CORPORATION
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 9 – INCOME TAXES (BENEFIT)

The provisions for income taxes consist of:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Current:
Federal	$-	$-
State	800	800
Deferred	-	-

Total	$800	$800

READY WELDER CORPORATION
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 9 – INCOME TAXES (BENEFIT) (CONTINUED)

The provisions for income taxes (benefit) differ from the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes.  The sources and tax effects of the difference are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Expected tax at 35%	$(4,684)	$(44,689)
Expected state income taxes, net	(669)	(6,757)
Change in valuation allowance	4,819	72,427
Other, net	1,334	(20,181)
Provision for income taxes (benefit)	$800	$800

Deferred income taxes consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Net operating loss carryforwards	$406,000	$402,000
Capital loss carryforwards and
unrealized capital losses	120,901	120,901
Accrued interest to related party	0	0
Other	480	(339)

Total	527,381	522,562

Less valuation allowance	(527,381)	(522,562)
Deferred income taxes - net	$-	$-

As of March 31, 2010, the Company had net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards total approximately $1,015,000 and expire in varying amounts from year 2022 to year 2030.

READY WELDER CORPORATION
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 9 – INCOME TAXES (BENEFIT) (CONTINUED)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $527,381 attributable to the future utilization of the net operating loss carryforwards and other timing differences as of March 31, 2010 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at March 31, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Wilmington, California under a lease agreement providing for monthly rentals of $3,000.  The lease expired October 1, 2009 and the Company notified the lessor of its intent to exercise its option to extend the term for an additional two years at a mutually agreeable rental rate.  For the three months ended March 31, 2010 and 2009 (unaudited), rent expense was $9,000 and $9,000, respectively.

Compensation arrangements with executive officers  –  During the periods presented, the Company had one executive officer.  This individual, who controls a trust which is the Company’s majority stockholder, was paid compensation of $52,836 for the three months ended March 31, 2010 (unaudited).  For the three months ended March 31, 2009 (unaudited), this executive officer was not paid or accrued any compensation.

NOTE 11 – SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2010 and 2009 (unaudited), one customer accounted for 48% and 78%, respectively, of net sales.

For the three months ended March 31, 2010 (unaudited), there were two other customers that accounted for 32% and 10% of net sales, respectively.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2010 and our results of operations for the three months ended March 31, 2009 and 2010. The following discussion should be read in conjunction with the financial statements for such periods.

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

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of March 31, 2010, our balance sheet included $17,623of fixed assets, net and $23,098of patent costs, net.

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

In 2008 and 2009, sales to the United States Military accounted for 78% and 37% of our annual revenues, respectively. As a result, we were substantially dependent on these sales to the US Military, which arose, from one of our distributors.  However, in the first quarter of 2009, the contract between the U.S. Military and the distributor was terminated.  However, our sales increased 131% from the first three months of 2009 compared to the first three months of 2010. For the three months ended March 31, 2008, 2009 and 2010, Snap-On accounted for 76%, 20% and 48%, respectively, of sales.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2010.

REVENUES

For the three months ended March 31, 2009 and 2010, RWC had revenues of $112,631 and $260,703, respectively, an increase of $148,072 or 131%. These revenues arise primarily from the sale of hand-held welders which we manufacture.

The increase in sales is due to an increase in marketing efforts.

Revenue for the three months ended March 31, 2009 includes revenues from the sale of welders pursuant to the contract between our distributor and the United States Military, while revenue for the three months ended March 31, 2010 does not.

For the three months ended March 31, 2010, our two largest customers accounted for approximately 81% of our total revenues.  During the same period of 2009, our two largest customers comprised over 80% of our total revenues.

GROSS PROFIT

Gross profit increased from $38,762 for the three months ended March 31, 2009 to $143,020, for the three months ended March 31, 2010, an increase of $104,258.

The increase in gross profit is directly related to the increase in revenues. Gross profit margin increased from 34% to 55%.

The increase in Gross Profit margin is mainly due to increased sales and increased absorption of fixed manufacturing costs in 2010.

COST OF SALES

Cost of Sales for the three months ended March 31, 2009 and 2010 were $73,869 and $117,683, respectively, an increase of $43,814 or 38%.

This increase in cost of sales is mainly due to higher sales in 2010.

OPERATING EXPENSES

Selling, General and Administrative expenses increased from $115,641 for the three months ended March 31, 2010 to $156,370 for the three months ended March 31, 2010, or by 35%.  As a percentage of revenues, selling, general and administrative expenses increased from 103% to 60%.

FINANCIAL INCOME (EXPENSES)

For the three months ended March 31, 2009, interest income was $2,735 and interest expense was $(53,540).  For the three months ended March 31, 2010, interest income was $0 and interest expense was $(33).

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2009 we experienced a net loss of $(128,484) and for the three months ended March 31, 2010, we had net loss of $(14,183).

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2010 of $1,527, 136. During the three months ended March 31, 2010, we had net loss of $14, 183.

Our financing activities resulted in a net use of cash of $29,869 during the three months ended March 31, 2009, and $ 0 during the three months ended March 31, 2010.  On March 31, 2010, we had no long term liabilities and current liabilities of $67,190, which are mainly comprised of accounts payable and accrued expenses payable.

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

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2010.

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

Item1A.	RISK FACTORS

There have been no material changes from the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended March 31, 2010, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31. 1	Certification of RWC’s President, Chief Executive Officer and Chief Financial Officer to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of RWC’s President, Chief Executive Officer and Chief Financial Officerrequired by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY WELDER CORPORATION

Dated: May 19, 2010	By:	/s/Theodore Holstein
	Name:	Theodore Holstein, M.D.
	Title:	President