Form 10-Q
period 2010-06-30
Ready Welder Corp
filed 2010-08-20
CIK 1453114

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  7,510,400 as of June 30, 2010.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

READY WELDER CORPORATION
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-2

Statements of Operations for the three and six months ended June 30, 2010
and 2009 (unaudited)	F-3(a)(b)

Statements of Changes in Stockholders’ Equity (Deficiency) for the six
months ended June 30, 2010 (unaudited) and for the years ended
December 31, 2009 and 2008	F-4

Statements of Cash Flows for the six months ended June 30, 2010	F-5
and 2009 (unaudited)

Notes to Financial Statements	F-6 - F-11

READY WELDER CORPORATION
Balance Sheets

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$109,454	$70,264
Accounts receivable, net of allowance for doubtful
accounts of $3,000 and $500, respectively	200,290	33,929
Inventory	261,545	412,578
Prepaid expenses	3,921	5,836

Total current assets	575,210	522,607

Property and equipment, net	16,045	19,195

Other assets:
Patent costs, net	22,228	23,968
Deposits	2,900	2,900

Total other assets	25,128	26,868

Total assets	$616,383	$568,670

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,614	$39,017
Accrued expenses payable	11,361	7,902

Total current liabilities	48,975	46,919

Other liabilities	-	-

Total liabilities	48,975	46,919

Stockholders' equity:
Preferred stock, $.0001 par value; authorized
10,000,000 shares, issued and outstanding 850,000
and 850,000 shares, respectively	85	85
Common stock, $.0001 par value; authorized
40,000,000 shares, issued and outstanding 7,510,400
and 7,510,400 shares, respectively	751	751
Additional paid-in capital	2,033,868	2,033,868
Deficit	(1,467,296)	(1,512,953)

Total stockholders' equity	567,408	521,751

Total liabilities and stockholders' equity	$616,383	$568,670

See notes to financial statements.

READY WELDER CORPORATION
Statements of Operations

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Net sales	$634,305	$197,248

Cost of sales	287,498	136,884

Gross profit	346,807	60,364

Selling, general and administrative
expenses	274,196	196,036

Income (loss) from operations	72,611	(135,672)

Interest income	-	2,504
Interest expense	(154)	(53,540)

Income (loss) before income taxes	72,457	(186,708)

Income taxes (benefit)	800	800

Net income (loss)	$71,657	$(187,508)

Net income (loss) per common share -
basic and diluted	$0.01	$(0.04)

Weighted average number of common shares
outstanding - basic and diluted	7,510,400	5,260,308

See notes to financial statements.

F-3(a)

READY WELDER CORPORATION
Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$373,602	$84,617	634,305	$197,248

Cost of sales	169,815	63,015	287,498	136,884

Gross profit	203,787	21,602	346,807	60,364

Selling, general and administrative
expenses	143,826	80,395	300,196	196,036

Income (loss) from operations	59,961	(58,793)	46,611	(135,672)

Interest income	-	(231)	-	2,504
Interest expense	(121)	-	(154)	(53,540)

Income (loss) before income taxes	59,840	(59,024)	46,457	(186,708)

Income taxes	-	-	800	800

Net income (loss)	$59,840	$(59,024)	45,657	$(187,508)

Net income (loss) per common share -
basic and diluted	$0.01	$(0.01)	0.01	$(0.04)

Weighted average number of common
shares outstanding - basic and diluted	7,510,400	7,510,400	7,510,400	5,260,308

See notes to financial statements.

F-3(b)

READY WELDER CORPORATION
Statements of Changes in Stockholders' Equity (Deficiency)

							Total
	Preferred Stock,		Common Stock,		Additional		Stockholders'
	$.0001 par value		$.0001 par value		Paid-in		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balances, December 31, 2007	-	-	3,000,000	$300	$54,204	$(1,729,304)	$(1,674,800)

Sales of shares in
private placement	-	-	9,300	1	4,649	-	4,650

Net income (loss)	-	-	-	-	-	464,082	464,082

Balances, December 31, 2008	-	-	3,009,300	301	58,853	(1,265,222)	(1,206,068)

Sales of shares in
private placement	-	-	1,100	-	550	-	550

Conversion of debt to stock	850,000	85	4,500,000	450	1,974,465		1,975,000

Net income (loss)	-	-	-	-	-	(77,554)	(77,554)

Preferred stock dividends declared	-	-	-	-	-	(42,500)	(42,500)

Common stock dividends declared	-	-	-	-	-	(127,677)	(127,677)

Balances, December 31, 2009	850,000	85	7,510,400	751	2,033,868	(1,512,953)	521,751
Unaudited:
Net income (loss)	-	-	-	-	-	45,657	45,657

Balances, June 30, 2010	850,000	$85	7,510,400	$751	$2,033,868	$(1,467,296)	$567,408

See notes to financial statements.

READY WELDER CORPORATION
Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$45,657	$(187,508)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	4,890	6,092
Changes in operating assets and liabilities:
Accounts receivable, net	(166,361)	(783)
Inventory	151,033	15,374
Prepaid expenses and deposits	1,915	(1,528)
Accounts payable	(1,403)	(5,898)
Accrued expenses payable	3,449	(70,129)

Net cash provided by (used in) operating activities	39,180	(244,380)

Cash flows from investing activities:
Decrease (increase) in note receivable from related party	-	(34,656)
Purchases of property and equipment	-	(1,025)

Net cash provided by (used in) investing activites	-	(35,681)

Cash flows from financing activities:
Proceeds from borrowings	16,525	-
Repayment of borrowings	(16,515)	(42,273)
Sales of shares of common stock	-	550

Net cash provided by (used in) financing activites	10	(41,723)

Increase (decrease) in cash and cash equivalents	39,190	(321,784)

Cash and cash equivalents, beginning of period	70,264	421,596

Cash and cash equivalents, end of period	$109,454	$99,812

Supplemental disclosures of cash flow information

Interest paid	$154	$53,071

Income taxes paid	$800	$74,949

Noncash financing activities:

Conversion of note payable to related party to
preferred and common stock	$-	$1,975,000

See notes to financial statements.

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

Ready Welder Corporation (the “Company”) was incorporated in Delaware on January 7, 1997.  The Company manufactures and sells portable welder kits.

The unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the periods ended June 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month period ended June 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date.

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

The financial statements have been prepared assuming that the Company will continue as a going concern.  As of June 30, 2010, the Company had cash and cash equivalents of $109,454 and current liabilities of $48,975.  For the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company incurred net income (loss) of $45,657 and ($77,554), respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is seeking additional financing and is increasing its marketing efforts to generate profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
June 30, 2010
(Unaudited)

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

At June 30, 2010, there are no dilutive securities outstanding.

NOTE 3 – INVENTORY

Inventory consists of:	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$173,871	$274,276
Finished goods	87,674	138,302
Total	$261,545	$412,578

NOTE 4 – NOTE RECEIVABLE FROM RELATED PARTY

The $25,000 note receivable from related party at December 31, 2008 was due from the son of the Company’s chief executive officer.  The note, which was non-interest bearing and due December 29, 2009, was collected in the three months ended March 31, 2009 (unaudited).

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:
	June 30,	December 31,
	2010	2009
	(Unaudited)
Molds and tooling	$280,579	$280,579
Machinery and equipment	43,756	43,756
Office equipment	39,043	39,043
Leasehold improvements	3,282	3,282

Total	366,660	366,660

Less accumulated depreciation	(350,615)	(347,465)

Property and equipment, net	$16,045	$19,195

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET (CONTINUED)

Depreciation expense for the six months ended June 30, 2010 and 2009 (unaudited) was $3,150 and $4,341, respectively.

NOTE 6 – PATENT COSTS, NET

Patent costs, net, consist of:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Patent costs	$66,669	$66,669
Less accumulated amortization	(44,441)	(42,701)
Patent costs, net	$22,228	$23,968

For the six months ended June 30, 2010 and 2009 (unaudited), amortization expense was $1,740 and $1,751, respectively.  Estimated amortization expense for each of the Company’s five succeeding fiscal years ending December 31, 2015 is $3,480.

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
June 30, 2010
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
June 30, 2010
(Unaudited)

NOTE 9 – INCOME TAXES (BENEFIT) (CONTINUED)

The provisions for income taxes (benefit) differ from the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes.  The sources and tax effects of the difference are as follows:

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Expected tax at 35%	$16,260	$(65,348)
Expected state income taxes, net	2,323	(9,335)
Change in valuation allowance	(24,637)	90,005
Other, net	6,854	(14,522)
Provision for income taxes (benefit)	$800	$800

Deferred income taxes consist of:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Net operating loss carryforwards	$375,302	$402,000
Capital loss carryforwards and
unrealized capital losses	120,901	120,901
Other	1,722	(339)

Total	497,925	522,562

Less valuation allowance	(497,925)	(522,562)
Deferred income taxes - net	$-	$-

As of June 30, 2010, the Company had net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards total $938,256 and expire in varying amounts from year 2022 to year 2029.

READY WELDER CORPORATION
Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 9 – INCOME TAXES (BENEFIT) (CONTINUED)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $497,925 attributable to the future utilization of the net operating loss carryforwards and other timing differences as of June 30, 2010 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at June 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Wilmington, California under a lease agreement providing for monthly rentals of $3,000.  The lease expired October 1, 2009 and the Company notified the lessor of its intent to exercise its option to extend the term for an additional two years at a mutually agreeable rental rate.  For the six months ended June 30, 2010 and 2009 (unaudited), rent expense was $18,000 and $18,000, respectively.

Compensation arrangements with executive officers  –  During the periods presented, the Company had one executive officer.  This individual, who controls a trust which is the Company’s majority stockholder, was paid compensation of $103,279 for the six months ended June 30, 2010 (unaudited).  For the six months ended June 30, 2009 (unaudited), this executive officer was not paid or accrued any compensation.

NOTE 11 – SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2010 (unaudited), two customers accounted for 61% and 27%, respectively, of net sales.

For the six months ended June 30, 2009 (unaudited), three customers accounted for 40%, 35%, and 11%, respectively, of net sales.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2010 and our results of operations for the three month and six month periods ended June 30, 2009 and 2010. The following discussion should be read in conjunction with the financial statements for such periods.

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

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of June 30, 2010, our balance sheet included $16,045 of property and equipment, net and $ 22,228 of patent costs, net.

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

Markets

While the majority of our revenues have been derived from sales to the military by our distributor, Snap-On Tools (“Snap-On”), we also sell our welders to the agriculture industry, railroads, hobbyists, fishing and marine industry, fabricators and off road enthusiasts.

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

In 2008 and 2009, sales to Snap-On accounted for 78% and 37% of our annual revenues, respectively. As a result, we were substantially dependent on Snap-On’s sales to the US Military.  However, in the first quarter of 2009, a contract between the U.S. Military and Snap-On was terminated.  In the six months ended June 30, 2010 and 2009, Snap-On accounted for 61% and 11%, respectively, of sales.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

REVENUES

For the three months ended June 30, 2009 and 2010, RWC had revenues of $84,617 and $373,602, respectively, an increase of $288,985 or 342%. These revenues arise primarily from the sale of hand-held welders which we manufacture.

The increase in sales is due to an increase in sales to Snap-On.

For the three months ended June 30, 2010, our two largest customers accounted for approximately 92% of our total revenues.  During the same period of 2009, our two largest customers comprised approximately 75.1% of our total revenues.

GROSS PROFIT

Gross profit increased from $21,602 for the three months ended June 30, 2009 to $203,787, for the three months ended June 30, 2010, an increase of $182,185.

The increase in gross profit is directly related to the increase in revenues. Gross profit margin increased from 25% to 55%.

The increase in Gross Profit margin is mainly due to increased sales and increased absorption of fixed manufacturing costs in 2010.

COST OF SALES

Cost of Sales for the three months ended June 30, 2009 and 2010 were $63,015 and $169,815, respectively, an increase of $106,800 or 169%.

This increase in cost of sales is mainly due to higher sales in 2010.

OPERATING EXPENSES

Selling, General and Administrative expenses increased from $80,395 for the three months ended June 30, 2009 to $143,826 for the three months ended June 30, 2010, or by 79%.  As a percentage of revenues, selling, general and administrative expenses decreased from 95% to 38%.

FINANCIAL INCOME (EXPENSES)

For the three months ended June 30, 2009, interest income was $(231) and interest expense was $0.  For the three months ended June 30, 2010, interest income was $0 and interest expense was $(121).

NET INCOME (LOSS)

As a result of the above, for the three months ended June 30, 2009 we experienced a net loss of $(59,024) and for the three months ended June 30, 2010, we had net income of $59,840.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

REVENUES

For the six months ended June 30, 2009 and 2010, RWC had revenues of $197,248 and $634,305, respectively, an increase of $437,057 or 222%. These revenues arise primarily from the sale of hand-held welders which we manufacture.

The increase in sales is due to an increase in sales to Snap-On.

For the six months ended June 30, 2010, our two largest customers accounted for approximately 88% of our total revenues.  During the same period of 2009, our two largest customers comprised approximately 75% of our total revenues.

GROSS PROFIT

Gross profit increased from $60,364 for the six months ended June 30, 2009 to $346,807, for the six months ended June 30, 2010, an increase of $286,443.

The increase in gross profit is directly related to the increase in revenues. Gross profit margin increased from 31% to 55%.

The increase in Gross Profit margin is mainly due to increased sales and increased absorption of fixed manufacturing costs in 2010.

COST OF SALES

Cost of Sales for the six months ended June 30, 2009 and 2010 were $136,884 and $287,498, respectively, an increase of $150,614 or 110%.

This increase in cost of sales is mainly due to higher sales in 2010.

OPERATING EXPENSES

Selling, General and Administrative expenses increased from $196,036 for the six months ended June 30, 2009 to $300,196 for the six months ended June 30, 2010, or by 53%.  As a percentage of revenues, selling, general and administrative expenses decreased from 99% to 47%.

FINANCIAL INCOME (EXPENSES)

For the six months ended June 30, 2009, interest income was $2,504 and interest expense was $(53,540).  For the six months ended June 30, 2010, interest income was $0 and interest expense was $(154).

NET INCOME (LOSS)

As a result of the above, for the six months ended June 30, 2009 we experienced a net loss of $(187,508) and for the six months ended June 30, 2010, we had net income of $45,657.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2010 of $1,467,296. During the six months ended June 30, 2010, we had net income of $45,657.

On June 30, 2010, we had no long term liabilities and current liabilities of $48,975, which are comprised of accounts payable and accrued expenses payable.

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

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2010.

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

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended June 30, 2010, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31. 1	Certification of RWC’s President, Chief Executive Officer and Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of RWC’s President, Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY WELDER CORPORATION

Dated: August 19, 2010	By:	/s/Theodore Holstein
	Name:	Theodore Holstein, M.D.
	Title:	President