Form 10-Q
period 2010-09-30
Ready Welder Corp
filed 2010-12-14
CIK 1453114

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  7,510,400 as of September 30, 2010.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

READY WELDER CORPORATION
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-2

Statements of Operations for the three and nine months ended September 30, 2010
and 2009 (unaudited)	F-3

Statements of Changes in Stockholders’ Equity (Deficiency) for the nine months ended September 30, 2010 (unaudited) and for the years ended
December 31, 2009 and 2008	F-4

Statements of Cash Flows for the nine months ended September 30, 2010	F-5
and 2009 (unaudited)

Notes to Financial Statements	F-6 - F-11

READY WELDER CORPORATION
Balance Sheets

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$158,946	$70,264
Accounts receivable, net of allowance for doubtful
accounts of $3,000 and $500, respectively	71,392	33,929
Inventory	298,987	412,578
Prepaid expenses	9,468	5,836

Total current assets	538,793	522,607

Property and equipment, net	15,753	19,195

Other assets:
Patent costs, net	21,358	23,968
Deposits	2,900	2,900

Total other assets	24,258	26,868

Total assets	$578,804	$568,670

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,898	$39,017
Accrued expenses payable	7,420	7,902

Total current liabilities	61,318	46,919

Other liabilities	-	-

Total liabilities	61,318	46,919

Stockholders' equity:
Preferred stock, $.0001 par value; authorized
10,000,000 shares, issued and outstanding 850,000
and 850,000 shares, respectively	85	85
Common stock, $.0001 par value; authorized
40,000,000 shares, issued and outstanding 7,510,400
and 7,510,400 shares, respectively	751	751
Additional paid-in capital	2,033,868	2,033,868
Deficit	(1,517,218)	(1,512,953)

Total stockholders' equity	517,486	521,751

Total liabilities and stockholders' equity	$578,804	$568,670

See notes to financial statements.

READY WELDER CORPORATION
Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$239,038	$173,416	873,343	$370,664

Cost of sales	162,312	91,738	449,810	228,622

Gross profit	76,726	81,678	423,533	142,042

Selling, general and administrative
expenses	126,548	83,735	426,744	279,771

Income (loss) from operations	(49,822)	(2,057)	(3,211)	(137,729)

Interest income	-	393	-	2,897
Interest expense	(100)	637	(254)	(52,903)

Income (loss) before income taxes	(49,922)	(1,027)	(3,465)	(187,735)

Income taxes	-	-	800	800

Net income (loss)	$(49,922)	$(1,027)	(4,265)	$(188,535)

Net income (loss) per common share -
basic and diluted	$(0.01)	$(0.00)	(0.00)	$(0.03)

Weighted average number of common
shares outstanding - basic and diluted	7,510,400	7,510,400	7,510,400	6,010,339

See notes to financial statements.

READY WELDER CORPORATION
Statements of Changes in Stockholders' Equity (Deficiency)

							Total
	Preferred Stock,		Common Stock,		Additional		Stockholders'
	$.0001 par value		$.0001 par value		Paid-in		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balances, December 31, 2007	-	-	3,000,000	$300	$54,204	$(1,729,304)	$(1,674,800)

Sales of shares in
private placement	-	-	9,300	1	4,649	-	4,650

Net income (loss)	-	-	-	-	-	464,082	464,082

Balances, December 31, 2008	-	-	3,009,300	301	58,853	(1,265,222)	(1,206,068)

Sales of shares in
private placement	-	-	1,100	-	550	-	550

Conversion of debt to stock	850,000	85	4,500,000	450	1,974,465		1,975,000

Net income (loss)	-	-	-	-	-	(77,554)	(77,554)

Preferred stock dividends declared	-	-	-	-	-	(42,500)	(42,500)

Common stock dividends declared	-	-	-	-	-	(127,677)	(127,677)

Balances, December 31, 2009	850,000	85	7,510,400	751	2,033,868	(1,512,953)	521,751
Unaudited:
Net income (loss)	-	-	-	-	-	(4,265)	(4,265)

Balances, September 30, 2010	850,000	$85	7,510,400	$751	$2,033,868	$(1,517,218)	$517,486

See notes to financial statements.

READY WELDER CORPORATION
Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,265)	$(188,535)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	7,428	9,083
Changes in operating assets and liabilities:
Accounts receivable, net	(37,463)	(46,533)
Inventory	113,591	37,111
Prepaid expenses and deposits	(3,632)	(661)
Accounts payable	14,881	(4,833)
Accrued expenses payable	(492)	(70,232)

Net cash provided by (used in) operating activities	90,048	(264,600)

Cash flows from investing activities:
Decrease (increase) in note receivable from related party	-	25,000
Patent costs	-	321
Purchases of property and equipment	(1,376)	(1,025)

Net cash provided by (used in) investing activities	(1,376)	24,296

Cash flows from financing activities:
Proceeds from borrowings	16,525	176,814
Repayment of borrowings	(16,515)	(210,933)
Sales of shares of common stock	-	550

Net cash provided by (used in) financing activities	10	(33,569)

Increase (decrease) in cash and cash equivalents	88,682	(273,873)

Cash and cash equivalents, beginning of period	70,264	421,596

Cash and cash equivalents, end of period	$158,946	$147,723

Supplemental disclosures of cash flow information

Interest paid	$254	$55,859

Income taxes paid	$800	$74,949

Noncash financing activities:

Conversion of note payable to related party to
preferred and common stock	$-	$1,975,000

See notes to financial statements.

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

Ready Welder Corporation (the “Company”) was incorporated in Delaware on January 7, 1997.  The Company manufactures and sells portable welder kits.

The unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month period ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date.

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

The financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2010, the Company had cash and cash equivalents of $158,946 and current liabilities of $61,318.  For the three months ended September 30, 2010 and for the year ended December 31, 2009, the Company incurred net losses of ($49,922) and ($77,554), respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is seeking additional financing and is increasing its marketing efforts to generate profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2010
(Unaudited)

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

At September 30, 2010, there are no dilutive securities outstanding.

NOTE 3 – INVENTORY

Inventory consists of:	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$198,762	$274,276
Finished goods	100,225	138,302
Total	$298,987	$412,578

NOTE 4 – NOTE RECEIVABLE FROM RELATED PARTY

The $25,000 note receivable from related party at December 31, 2008 was due from the son of the Company’s chief executive officer.  The note, which was non-interest bearing and due December 29, 2009, was collected in the three months ended March 31, 2009 (unaudited).

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:
	September 30,	December 31,
	2010	2009
	(Unaudited)
Molds and tooling	$280,579	$280,579
Machinery and equipment	43,756	43,756
Office equipment	40,419	39,043
Leasehold improvements	3,282	3,282

Total	368,036	366,660

Less accumulated depreciation	(352,283)	(347,465)

Property and equipment, net	$15,753	$19,195

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2010
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET (CONTINUED)

Depreciation expense for the nine months ended September 30, 2010 and 2009 (unaudited) was $4,818 and $6,496, respectively.

NOTE 6 – PATENT COSTS, NET

Patent costs, net, consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Patent costs	$66,669	$66,669
Less accumulated amortization	(45,311)	(42,701)
Patent costs, net	$21,358	$23,968

For the nine months ended September 30, 2010 and 2009 (unaudited), amortization expense was $2,610 and $2,587, respectively.  Estimated amortization expense for each of the Company’s five succeeding fiscal years ending December 31, 2015 is $3,480.

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
September 30, 2010
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
September 30, 2010
(Unaudited)

NOTE 9 – INCOME TAXES (BENEFIT) (CONTINUED)

The provisions for income taxes (benefit) differ from the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes.  The sources and tax effects of the differences are as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Expected tax at 35%	$(1,213)	$(65,707)
Expected state income taxes, net	(173)	(9,387)
Change in valuation allowance	(35,984)	89,970
Other, net	38,170	(14,076)
Provision for income taxes (benefit)	$800	$800

Deferred income taxes consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Net operating loss carryforwards	$364,902	$402,000
Capital loss carryforwards and
unrealized capital losses	120,901	120,901
Other	775	(339)

Total	486,578	522,562

Less valuation allowance	(486,578)	(522,562)
Deferred income taxes - net	$-	$-

As of September 30, 2010, the Company had net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards total approximately $912,256 and expire in varying amounts from year 2022 to year 2030.

READY WELDER CORPORATION
Notes to Financial Statements
September 30, 2010
(Unaudited)

NOTE 9 – INCOME TAXES (BENEFIT) (CONTINUED)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $486,578 attributable to the future utilization of the net operating loss carryforwards and other timing differences as of September 30, 2010 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at September 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Wilmington, California under a lease agreement providing for monthly rentals of $3,000.  The lease expired October 1, 2009 and the Company notified the lessor of its intent to exercise its option to extend the term for an additional two years at a mutually agreeable rental rate.  For the nine months ended September 30, 2010 and 2009 (unaudited), rent expense was $27,000 and $27,000, respectively.

Compensation arrangements with executive officers  –  During the periods presented, the Company had one executive officer.  This individual, who controls a trust which is the Company’s majority stockholder, was paid compensation of $152,042 for the nine months ended September 30, 2010 (unaudited).  For the nine months ended September 30, 2009 (unaudited), this executive officer was not paid or accrued any compensation.

NOTE 11 – SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2010 (unaudited), two customers accounted for 62% and 26%, respectively, of net sales.

For the nine months ended September 30, 2009 (unaudited), two customers accounted for 61%, and 26%, respectively, of net sales.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2010 and our results of operations for the three month and nine month periods ended September 30, 2010 and 2009. The following discussion should be read in conjunction with the unaudited financial statements and the related notes that appear elsewhere in this report, as well as our audited annual report on Form 10-K for the year ended December 31, 2009.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated and prepared in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

As used in this quarterly report, the terms "RWC," the “Company”, “we”, “us” and “our” mean Ready Welder Corporation, unless otherwise indicated.

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

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.  Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectability criteria is satisfied through credit approvals.  Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale.  The Company has no obligation to accept the return of products sold other than for replacement of damaged products.  Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

Our payment terms are normally net 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of September 30, 2010, our balance sheet included $15,753 of property and equipment, net and $ 21,358 of patent costs, net.

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

The Ready Welder II Model 10000-MDP-CS is most frequently bought and used by military branches including the United States Coast Guard, as well as by military organizations worldwide. This model includes a NATO slave plug enabling the user to weld off of most military vehicles or maintenance trucks with their 24 volt battery system. This model comes in a durable, “Heavy Duty Storm Case” that is airtight and waterproof. The case also includes our AC to DC Power Converter, essential spare parts and other welding consumables, long extension cables, and other accessories. The Ready Welder has been tested, passed and approved by the United States Army and the United States Air Force.

In 2008 and 2009, sales to Snap-On accounted for 78% and 37% of our annual revenues, respectively. As a result, we were substantially dependent on Snap-On’s sales to the US Military.  However, in the first quarter of 2009, a contract between the U.S. Military and Snap-On was terminated.  In the nine months ended September 30, 2010 and 2009, Snap-On accounted for 61.5% and 6%, respectively, of sales.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

REVENUES

For the three months ended September 30, 2009 and 2010, RWC had revenues of $173,416 and $239,038, respectively, an increase of $65,662 or 38%. These revenues arise solely from the sale of hand-held welders, which we manufacture.

The increase in sales is due to an increase in sales to Snap-On.

For the three months ended September 30, 2010, our two largest customers accounted for approximately 86% of our total revenues.  During the same period of 2009, our two largest customers comprised approximately 99% of our total revenues.

GROSS PROFIT

Gross profit decreased from $81,678 for the three months ended September 30, 2009 to $76,726, for the three months ended September 30, 2010, a decrease of $4,952.

The decrease in gross profit is directly related to the increase in cost of sales.  Gross profit margin decreased from 47% to 32%.

The decrease in the Gross Profit margin rate is due to lower selling prices in 2010.

COST OF SALES

Cost of Sales for the three months ended September 30, 2009 and 2010 were $91,738 and $162,312, respectively, an increase of $70,574 or 77%.

This increase in cost of sales is mainly due to higher sales in 2010.

OPERATING EXPENSES

Selling, General and Administrative expenses increased from $83,735 for the three months ended September 30, 2009 to $126,548 for the three months ended September 30, 2010, or by 51%.  As a percentage of revenues, selling, general and administrative expenses increased from 48% to 3%.

FINANCIAL INCOME (EXPENSES)

For the three months ended September 30, 2009, interest income was $393 and interest expense was $(637).  For the three months ended September 30, 2010, interest income was $0 and interest expense was $(100).

NET INCOME (LOSS)

As a result of the above, for the three months ended September 30, 2009 we experienced a net loss of $(1,027) and for the three months ended September 30, 2010, we had a net loss of $(49,922).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

REVENUES

For the nine months ended September 30, 2009 and 2010, RWC had revenues of $370,664 and $873,343, respectively, an increase of $502,679 or 135%. These revenues arise solely from the sale of hand-held welders, which we manufacture.

The increase in sales is due to an increase in sales to Snap-On.

For the nine months ended September 30, 2010, our two largest customers accounted for approximately 88% of our total revenues.  During the same period of 2009, our two largest customers comprised approximately 87% of our total revenues.

GROSS PROFIT

Gross profit increased from $142,042 for the nine months ended September 30, 2009 to $423,533, for the nine months ended September 30, 2010, an increase of $281,491.

The increase in gross profit is directly related to the increase in revenues. Gross profit margin increased from 38% to 48%.

The increase in Gross Profit margin is mainly due to increased sales and increased absorption of fixed manufacturing costs in 2010.

COST OF SALES

Cost of Sales for the nine months ended September 30, 2009 and 2010 were $228,622 and $449,810, respectively, an increase of $221,188 or 96%.

This increase in cost of sales is mainly due to higher sales in 2010.

OPERATING EXPENSES

Selling, General and Administrative expenses increased from $279,771 for the nine months ended September 30, 2009 to $426,744 for the nine months ended September 30, 2010, or by 53%, primarily as a result of $152,042 in executive compensation paid in 2010 (compared to $0 in 2009).  As a percentage of revenues, selling, general and administrative expenses decreased from 75% to 48%.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2009, interest income was $2,897 and interest expense was $(52,903).  For the nine months ended September 30, 2010, interest income was $0 and interest expense was $(254).

NET INCOME (LOSS)

As a result of the above, for the nine months ended September 30, 2009 we experienced a net loss of $(188,535) and for the nine months ended September 30, 2010, we had a net loss of $(4,265).

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2010 of $1,517,218. During the nine months ended September 30, 2010, we had a net loss of $4,265.

On September 30, 2010, we had no long term liabilities and current liabilities of $61,318, which are comprised of accounts payable and accrued expenses payable.

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

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2010.

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

During the three months ended September 30, 2010, there were no sales of unregistered equity securities.

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

READY WELDER CORPORATION

Dated: December 13, 2010	By:	/s/Theodore Holstein
	Name:	Theodore Holstein, M.D.
	Title:	President